Form 10-Q
period 2008-06-30
Western Ridge Minerals, Inc.
filed 2008-08-08
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-150692

Western Ridge Minerals, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	______n/a_____
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#404, 10153 – 117th Street, Edmonton, Alberta, Canada
(Address of principal executive offices)

(780) 906-5189
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                                                [ ] Accelerated filer
[ ] Non-accelerated filer                                                                [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,496,400 common shares as of August 5, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2008 (unaudited);

F-2	Statements of Operations for the three months ended June 30, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on August 16, 2007 through June 30, 3008 (unaudited);

F-4	Statements of Cash Flows for the three months ended June 30, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30, 2008	March 31, 2008
	(unaudited)
CURRENT ASSETS

Cash	$27,795	$26,928

Total Current Assets	27,795	26,928

TOTAL ASSETS	$27,795	$26,928

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$350	$-
Due to related parties	500	-

Total Current Liabilities	850	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 shares issued	5,496	5,496
Additional paid-in capital	27,827	27,827
Deficit accumulated during the development stage	(6,378)	(3,695)

Total Stockholders' Equity	26,945	29,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUiTY	$27,795	$29,628

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	From Inception on August 16, 2007 Through June 30, 2008

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	2,683	6,378

Total Operating Expenses	2,683	6,378

INCOME (LOSS) FROM OPERATIONS	(2,683)	(6,378)

OTHER EXPENSES

Interest expense	-	-

LOSS BEFORE TAXES	(2,683)	(6,378)

Income taxes	-	-

NET LOSS	$(2,683)	$(6,378)

BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400

The accompanying notes are an integral part of these financial statements

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Net loss for the three months ended June 30, 2008	-	-	-	(2,683)	(2,683)

Balance, June 30, 2008	5,496,400	$5,496	$27,827	$(6,378)	$26,945

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended June 30, 2008	From Inception on August 16, 2007 Through June 30, 2008

OPERATING ACTIVITIES

Net loss	$(2,683)	$(6,378)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts receivables	-	-
Changes in accounts payable and
accrued expenses	500	500

Net Cash Used by Operating Activities	(2,183)	(5,878)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Loans from related parties	350	350
Common stock issued for cash	-	33,323

Net Cash Provided by Financing Activities	350	33,673

NET DECREASE IN CASH	(1,833)	27,795

CASH AT BEGINNING OF PERIOD	29,628	-

CASH AT END OF PERIOD	$27,795	$27,795

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 and December 31, 2007

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $6,378 as of June 30, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We have acquired a mineral claim that we refer to as the Appleton #2 mineral claim. Exploration of this mineral claim is required before a final determination as to its viability can be made.

The property is located 17 km northwest of Gander in northeastern Newfoundland.  The property lies north of the Trans Canada Highway, approximately 9 km north of the Salmon Pond access road, and west of the Gander River.

Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable quantities of gold and other metals.  We will not be able to determine whether or not the Appleton #2 mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

Phase I of our exploration program will cost approximately $7,450.  Although we originally anticipated begging Phase I this Summer, we have experienced unexpected delays in locating a geologist who is available to perform the field work.  We now anticipate that Phase I will begin in the Fall of 2008. This phase will consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   Phase II of our program will consist of on-site trenching, mapping, sampling, and trench site identification followed by geochemical analyses of the various samples gathered.  Phase II of our exploration program will cost approximately $13,290 and is now expected to commence in the late Winter of 2008/2009 or early Spring of 2009 and with consist on on-site trenching as well as additional mapping and sampling, followed by preparation of a report and data compilation.  The existence of commercially exploitable mineral deposits in the Appleton #2 mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Description and Location of the Appleton #2 mineral claim

The Appleton #2 property is located on NTS map sheet 02E/02, 17 km northwest of Gander in northeastern Newfoundland.  It comprises 8 claim blocks totaling 200 hectares or approximately 494 acres approximately centered at latitude 490 3’ 9" North, longitude 540 48’ 24" West (UTM Zone 21, 660250 Easting - 5435400 Northing).  A legal survey of the property has not been conducted.

The Government of Newfoundland and Labrador owns the land covered by the Appleton #2 mineral claim. Currently, we are not aware of any native land claims that might affect the title to the mineral claim or to Newfoundland and Labrador’s title of the property. Although we are unaware of any situation that would threaten this claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims and interest in this claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in this claim.

Plan of Operations

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $26,928 in working capital as of March 31, 2008.  Our plan of operations for our full fiscal year is to complete the recommended exploration program on the Appleton #2 mineral claim.

Phase I would consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   This phase of the program will cost approximately $7,450.  We currently anticipate commencing this phase of exploration in the Fall of 2008.

Phase II would entail on-site trenching, mapping, sampling, and trench site identification followed by geochemical analyses of the various samples gathered.  The Phase II program will cost approximately $13,290.  We currently anticipate commencing this phase in the late Winter of 2008/2009 or early Spring of 2009.

We have not retained a geologist to conduct any of the anticipated exploration work.

During our first full fiscal year, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the current fiscal year are therefore expected to be approximately $45,000.

Once we receive the analyses of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct further mineral exploration programs beyond the initial program, we will require additional financing.  While we have sufficient funds on hand to cover the currently planned exploration costs, we will require additional funding in order to undertake further exploration programs on the Appleton #2 mineral claim and to cover all of our anticipated administrative expenses.

In the event that additional exploration programs on the Appleton #2 claim are undertaken, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Appleton #2 property. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

In the event the results of our initial exploration program proves not to be sufficiently positive to proceed with further exploration on the Appleton #2 mineral claim, we intend to seek out and acquire interests in North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

During this exploration stage Mr. Bastidas, our President, will only be devoting approximately five to ten hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants.  If, however, the demands of our business require more business time of Mr. Bastidas such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Mineral Exploration Program

In order to evaluate the exploration potential of the Appleton #2 claim, our consulting geologist has recommended on site surface reconnaissance, mapping, sampling, and trenching to be followed by geochemical analyses of the samples to be taken.  The primary goal of the exploration program is to identify sites for additional gold exploration.

Exploration Budget	Exploration Expenditure

Phase I

Internet search for additional geologic reports and local Gander contacts	$600

On site surface reconnaissance, mapping, sampling and trench site identification	$4,200

Geochemical analyses (≈20 samples)	$360

Other expenses	$2,290

Phase II

On site trenching, mapping, and sampling	$8,000

Geochemical Analyses	$1,800

Data compilation and report preparation	$1,200

Other expenses	$2,290

Total, Phases I and II	$20,740

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We currently expect that Phase I will begin in the Fall of 2008, with Phase II to begin in the late Winter of 2008/2009 or early Spring of 2009.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three months ended June 30, 2008

We did not earn any revenues from inception on August 16, 2007 through the period ending June 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $6,378 from our inception on August 16, 2007 through the period ending June 30, 2008.  We incurred operating expenses and net losses and in the amount of $2,683 during the three months ended June 30, 2008. Our operating expenses from inception through June 30, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $27,795 and working capital of $26,945. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning April 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning April 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $26,945 as of June 30, 2008 and have accumulated a deficit of $6,378 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	ByLaws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Previously included as an exhibit to the Current Report on Form S-1 filed with the Securities and Exchange Commission on May 7, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Ridge Minerals, Inc.

Date:	August 14, 2008

By: /s/Marco Bastidas Marco Bastidas Title: Chief Executive Officer and Director