Form 10-Q
period 2008-09-30
Western Ridge Minerals, Inc.
filed 2008-11-10
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-150692

Western Ridge Minerals, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,496,400 common shares as of November 7, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of September 30, 2008, and March 31, 2008 (unaudited);

F-2
Statements of Operations for the three and six months ended September 30, 2008, for the period from Inception on August 16, 2007 through September 30, 2007, and for the period from Inception on August 16, 2007 through September 30, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on August 16, 2007 through September 30, 3008 (unaudited);

F-4
Statements of Cash Flows for the six months ended September 30, 2008, for the period from Inception on August 16, 2007 through September 30, 2007, and for the period from Inception on August 16, 2007 through September 30, 2008  (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30, 2008	March 31, 2008
	(unaudited)
CURRENT ASSETS

Cash	$26,992	$26,928

Total Current Assets	26,992	26,928

TOTAL ASSETS	$26,992	$26,928

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Due to related parties	850	-

Total Current Liabilities	850	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 shares issued	5,496	5,496
Additional paid-in capital	27,827	27,827
Deficit accumulated during the development stage	(7,181)	(3,695)

Total Stockholders' Equity	26,142	29,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUiTY	$26,992	$29,628

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2008	From Inception on August 16, 2007 Through September 30, 2007	For the Six Months Ended September 30, 2008	From Inception on August 16, 2007 Through September 30, 2008

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	803	-	3,486	7,181

Total Operating Expenses	803	-	3,486	7,181

INCOME (LOSS) FROM OPERATIONS	(803)	-	(3,486)	(7,181)

OTHER EXPENSES

Interest expense	-	-	-	-

LOSS BEFORE TAXES	(803)	-	(3,486)	(7,181)

Income taxes	-	-	-	-

NET LOSS	$(803)	$-	$(3,486)	$(7,181)

BASIC LOSS PER COMMON SHARE	$(0.00)	$-	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400	5,415,000	5,496,400

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Balance, September 30, 2008	5,496,400	$5,496	$27,827	$(7,181)	$26,142

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended September 30, 2008	From Inception on August 16, 2007 Through September 30, 2007	From Inception on August 16, 2007 Through September 30, 2008

OPERATING ACTIVITIES

Net loss	$(3,486)		$(7,181)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts receivables	-	-	-
Changes in accounts payable and accrued expenses	-

Net Cash Used by Operating Activities
	(3,486)	-	(7,181)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	850		850
Common stock issued for cash	-	21,113	33,323

Net Cash Provided by Financing Activities	850	21,113	34,173

NET DECREASE IN CASH	(2,636)	21,113	26,992

CASH AT BEGINNING OF PERIOD	29,628	-	-

CASH AT END OF PERIOD	$26,992	$21,113	$26,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and March 31, 2008

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $7,181 as of September 30, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Phase I of our exploration program will cost approximately $7,450.  Although we originally anticipated beginning Phase I during the Summer of 2008, we have experienced unexpected delays in locating a geologist who is available to perform the field work.  We now anticipate that Phase I will begin in the Spring of 2009. This phase will consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   Phase II of our program will consist of on-site trenching, mapping, sampling, and trench site identification followed by geochemical analyses of the various samples gathered.  Phase II of our exploration program will cost approximately $13,290 and is now expected to commence in the Summer of 2009 and will consist on on-site trenching as well as additional mapping and sampling, followed by preparation of a report and data compilation.  The existence of commercially exploitable mineral deposits in the Appleton #2 mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $26,142 in working capital as of September 30, 2008.  Our plan of operations is to complete the recommended exploration program on the Appleton #2 mineral claim.

Phase I would consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   This phase of the program will cost approximately $7,450.  We currently anticipate commencing this phase of exploration in early in 2009.

Phase II would entail on-site trenching, mapping, sampling, and trench site identification followed by geochemical analyses of the various samples gathered.  The Phase II program will cost approximately $13,290.  We currently anticipate commencing this phase in the Summer of 2009.

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

In order to cover the administrative expenses associated with our operations, and in the event that additional exploration programs on the Appleton #2 claim are undertaken, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Appleton #2 property. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Appleton #2 mineral claim, we intend to seek out and acquire interests in North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We currently expect that Phase I will begin in early 2009, with Phase II to begin in the Spring or Summer of 2009.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and six months ended September 30, 2008

We did not earn any revenues from inception on August 16, 2007 through the period ending September 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $7,181 from our inception on August 16, 2007 through the period ending September 30, 2008.  We incurred operating expenses and net losses and in the amount of $803 during the three months ended September 30, 2008. We incurred operating expenses and net losses and in the amount of $3,486 during the six months ended September 30, 2008. Our operating expenses from inception through September 30, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $26,992, current liabilities of $850, and working capital of $26,142. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning April 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay our administrative expenses or any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the fiscal year beginning April 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $26,142 as of September 30, 2008 and have accumulated a deficit of $7,181 since inception. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

We anticipate that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. Our auditors have indicated that, in light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Report on Form S-1 filed with the Securities and Exchange Commission on May 7, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Ridge Minerals, Inc.

Date:	November 10, 2008

By: /s/Marco Bastidas Marco Bastidas Title: Chief Executive Officer and Director