Form 10-Q
period 2009-01-15
Western Ridge Minerals, Inc.
filed 2009-01-20
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,496,400 common shares as of January 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2008, and March 31, 2008 (unaudited);

F-2
Statements of Operations for the three and nine months ended December 31, 2008, for the period from Inception on August 16, 2007 through December 31, 2007, and for the period from Inception on August 16, 2007 through December 31, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on August 16, 2007 through December 31, 3008 (unaudited);

F-4
Statements of Cash Flows for the nine months ended December 31, 2008, for the period from Inception on August 16, 2007 through December 31, 2007, and for the period from Inception on August 16, 2007 through December 31, 2008  (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31, 2008	March 31, 2008
	(unaudited)
CURRENT ASSETS

Cash	$26,523	$29,628

Total Current Assets	26,523	29,628

TOTAL ASSETS	$26,523	$29,628

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$50	$-
Due to related parties	850	-

Total Current Liabilities	900	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 shares issued	5,496	5,496
Additional paid-in capital	27,827	27,827
Deficit accumulated during the exploration stage	(7,700)	(3,695)

Total Stockholders' Equity	25,623	29,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUiTY	$26,523	$29,628

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended December 31, 2008	From Inception on August 16, 2007 Through December 31, 2007	For the Nine Months Ended December 31, 2008	From Inception on August 16, 2007 Through December 31, 2008

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	519	25	4,005	7,700

Total Operating Expenses	519	25	4,005	7,700

INCOME (LOSS) FROM OPERATIONS	(519)	(25)	(4,005)	(7,700)

OTHER EXPENSES

Interest expense	-	-	-	-

LOSS BEFORE TAXES	(519)	(25)	(4,005)	(7,700)

Income taxes	-	-	-	-

NET LOSS	$(519)	$(25)	$(4,005)	$(7,700)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400	2,748,200	5,496,400

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Net loss for the nine months ended December 31, 2008	-	-	-	(4,005)	(4,005

Balance, December 31, 2008	5,496,400	$5,496	$27,827	$(7,700)	$25,623

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended December 31, 2008	From Inception on August 16, 2007 Through December 31, 2007	From Inception on August 16, 2007 Through December 31, 2008

OPERATING ACTIVITIES

Net loss	$(4,005)	$(25)	$(7,700)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts receivables	-	-	-
Changes in accounts payable and
accrued expenses	50		50

Net Cash Used in Operating Activities
	(3,955)	(25)	(7,650)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	850		850
Common stock issued for cash	-	21,113	33,323

Net Cash Provided by Financing Activities	850	21,113	34,173

NET DECREASE IN CASH	(3,105)	21,088	26,523

CASH AT BEGINNING OF PERIOD	29,628	-	-

CASH AT END OF PERIOD	$26,523	$21,088	$26,523

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and March 31, 2008

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $7,700 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

3.      SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and March 31, 2008

3.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $25,623 in working capital as of December 31, 2008.  Our plan of operations is to complete the recommended exploration program on the Appleton #2 mineral claim.

Phase I would consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   This phase of the program will cost approximately $7,450.  We currently anticipate commencing this phase of exploration in the Spring of 2009.

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

Exploration Budget Phase I	Exploration Expenditure

Internet search for additional geologic reports and local Gander contacts	$600

On site surface reconnaissance, mapping, sampling and trench site identification	$4,200

Geochemical analyses (≈20 samples)	$360

Other expenses	$2,290

Phase II

On site trenching, mapping, and sampling	$8,000

Geochemical Analyses	$1,800

Data compilation and report preparation	$1,200

Other expenses	$2,290

Total, Phases I and II	$20,740

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We currently expect that Phase I will begin the Spring of 2009, with Phase II to begin in the Summer of 2009.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and nine months ended December 31, 2008

We did not earn any revenues from inception on August 16, 2007 through the period ending December 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $7,700 from our inception on August 16, 2007 through the period ending December 31, 2008.  We incurred operating expenses and net losses and in the amount of $519 during the three months ended December 31, 2008. We incurred operating expenses and net losses and in the amount of $4,005 during the nine months ended December 31, 2008. Our operating expenses from inception through December 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $26,523, current liabilities of $900, and working capital of $25,623. Our cash on hand will allow us to cover our anticipated expenses for the next fiscal year, but may not be sufficient to fund operations beyond the next fiscal year and will not be sufficient to pay our administrative expenses or any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the next fiscal year. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $25,623 as of December 31, 2008 and have accumulated a deficit of $7,700 since inception. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.
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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

Western ridge Minerals, Inc.

Date:	January 20, 2009

By: /s/Marco Bastidas Marco Bastidas Title: Chief Executive Officer and Director