Form 10-K
period 2009-03-31
Western Ridge Minerals, Inc.
filed 2009-06-24
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-150692

Western Ridge Minerals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#404, 10153 – 117th Street, Edmonton, Alberta, Canada	T5K 1X5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (780) 906-5189

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,496,400 as of June 22, 2009.

 PART I

Item 1.   Business

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

Phase I of our exploration program will cost approximately $7,450.  This phase will consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   Phase II of our program will consist of on-site trenching, mapping, sampling, and trench site identification followed by geochemical analyses of the various samples gathered.  Phase II of our exploration program will cost approximately $13,290 and will consist on on-site trenching as well as additional mapping and sampling, followed by preparation of a report and data compilation.  The existence of commercially exploitable mineral deposits in the Appleton #2 mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Acquisition of the Appleton #2 mineral claim.

We have acquired a 100% interest in the Appleton #2 mineral claim located in northeastern Newfoundland Island, Canada.    Our  ownership in the Appleton #2 claim was electronically staked and recorded under the electronic mineral claim staking and recording procedures of the Online Mineral Claims Staking System administered by the Department of Natural Resources, Government of Newfoundland and Labrador, Canada.  A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record.  There is no formal agreement between us and/or our subsidiary and the Government of Newfoundland and Labrador.

The Appleton #2 claim is administered under the Mineral Act of Newfoundland and Labrador.  Our interest in the Appleton #2 mineral claim will continue for up to twenty years provided that the minimum required expenditures toward exploration work on the claim are made in compliance with the Act.  The required amount of expenditures toward exploration work is set by the Province of Newfoundland and Labrador and can be altered in its sole discretion.  Currently, the amount required to be expended annually for exploration work within the first year that the mineral claim is acquired is $200 per claim.  The required expenditures per claim increase gradually each year up to a maximum of $1,200 per claim for the sixteenth year and beyond.  Within 60 days following the anniversary date of the claim, an assessment report on the work performed must be submitted to the Mineral Claims Recorder.  Every five years, renewal fee of between $25 and $100 per claim is also required.

We selected the Appleton #2 mineral property based upon an independent geological report which was commissioned from Richard A. Jeanne, a Consulting Geologist. Mr. Jeanne recommended an exploration program on this claim which will cost us approximately $20,740.

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

Geological Exploration Program in General

We have obtained an independent Geological Report and have acquired a 100% ownership interest in the Appleton #2 mineral claim. Richard A. Jeanne, Consulting Geologist, has prepared this Geological Report and reviewed all available exploration data completed on this mineral claim.

Mr. Jeanne is a geologist with offices at 3055 Natalie Street, Reno Nevada, 89509. He has a B.S.  in Geology from Northern Arizona University and an M.A. in Geology from Boston University with over 27 years experience since graduation.  Mr. Jeanne is a Certified Professional Geologist with the American Institute of Professional Geologists (Certificate Number 8397).

The property that is the subject of the Appleton #2 mineral claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. We have not yet commenced the field work phase of our initial exploration program.   Exploration is currently in the planning stages.  Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.  The details of the Geological Report are provided below.

Appleton #2 Mineral Claim Geological Report, Dated February 12, 2008

A primary purpose of the geological report is to review information, if any, from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of commercial production project on the mineral claims.  The summary report lists results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration.  The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Exploration Potential of the Appleton #2 Mineral Claim

Previous sampling by the Geological Survey of the Government of Newfoundland and Labrador yielded gold and arsenic anomalies on ground currently covered by the Appleton # 2 claims.  The claims are underlain by rocks of similar age and lithology as those in which gold anomalies are currently being developed by Paragon Minerals Corp. on their nearby Appleton Linear and JBP claims.

The gold anomaly on the Appleton # 2 reportedly was discovered by Mr. Tom Lush in 1999.  He submitted an assessment report (unpublished) in the year 2000 that was cited in the MODS report on the occurrence published by the Geological Survey of Newfoundland and Labrador.  Subsequent sampling by the Geological Survey yielded two anomalous values.  One sample returned an assay value of 4959 ppb (0.145 opt) Au and another, 64 ppm arsenic (As).

The area is recognized as having potential for extensive mineralization.  Beginning in the 1980's, extensive surveys of the region were conducted by Noranda, Gander River Minerals, Falconbridge, Virginia Holdings, Noront Resources and Newfoundland Resources and Mining.  Currently, Paragon Minerals Corporation is active in the area with a number of projects under evaluation.

The region is underlain by rocks of the Gander and Dunnage tectonostratigraphic zones.  The Gander zone, southeast of the Appleton # 2, is represented by metasedimentary conglomerate, sandstone and siltstone.  The Gander zone is structurally overlain by rocks of the Dunnage zone.  These include the Gander River Complex, a narrow belt of mafic and ultramafic rocks and the Davidsville Group, siliclastic sediments deposited in relatively shallow water.  The Appleton # 2 property is located within the Davidsville Group of rocks.  West of the Davidsville group is a suite of siliclastic rocks of deeper water origin.

Southwest of the Appleton # 2 is a large intrusive complex that has been proposed as the heat source that drove the mineralizing events in the area.  The complex consists of two major rock types, an older mafic suite and a younger granitoid suite.  Most of the mineralization in the region is associated with quartz veins which are commonly associated with gratitoid rocks, however, some of the mineralization is clearly younger than the intrusive complex.  This suggests that another, unrecognized, heat source may have contributed to mineralization in the area.

Access to the property can be gained via the Salmon Pond access road and forestry roads about 9 km (5.6 miles) north of Trans-Canada Highway 1.  Groceries and general supplies and services such as car rentals, banking, restaurants and lodging are available in the town of Gander, about an hour's drive from the property.  Gander's population is about 10,000, but the town provides services to surrounding communities whose total population approaches 90,000.  The town hosts an international airport that, historically, was a refueling stop for transatlantic flights.

The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.  The climate during the remainder of the year is moderate.  The topography and drainages slope eastward toward the Gander River.  Forest cover includes mixed spruce, balsam fir and birch.  Low wet areas contain prevalent alder thickets. The claim is underlain by terrain of modest slopes and relief between the approximate elevations of 76 m (250 ft) and 107 m (350 ft) above sea level.

No visit to the property has yet been made by us or our consulting geologists.

Recommendations From Our Consulting Geologist

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We had originally planned to commence our exploratory program in late 2008 / early 2009.  Due to continued high demand for the services of geologists with experience in precious metals, however, we have had some difficulties in retaining a geologist who has the ability and available time to perform the fieldwork portion of exploration program.  We believe that this difficulty can be overcome, however, and we currently expect that Phase I will begin in the late Summer of 2009, with Phase II to begin in the Fall of 2009.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on August 16, 2007 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of the Appleton #2 mineral claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Compliance with Government Regulation

The main agency that governs the exploration of minerals in the Province of Newfoundland and Labrador is the Department of Natural Resources.

The Department of Natural Resources manages the development of Newfoundland and Labrador’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Department regulates and inspects the exploration and mineral production industries in Newfoundland and Labrador to protect workers, the public and the environment.

The material legislation applicable to Alba Mineral Exploration, Inc. is the Mineral Act of Newfoundland and Labrador. Any person who intends to conduct an exploration program on a staked or licensed area must submit prior notice with a detailed description of the activity to the Department of Natural Resources. An exploration program that may result in major ground disturbance or disruption to wildlife or wildlife habitat must have an Exploration Approval from the department before the activity can commence.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills.  Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground.  The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

We currently have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Property
Description of Property

The Appleton #2 property is located on NTS map sheet 02E/02, 17 km northwest of Gander in northeastern Newfoundland.  The boundaries of the property are described as follows: Beginning at the Northeast corner of the herein described parcel of land, and said corner having UTM coordinates of 5 436 000 N, 661 000 E; of Zone 21; thence South 1,000 metres, thence West 500 metres, thence South 500 metres, thence West 1,000 metres, thence North 1,500 metres, thence East 1,500 metres to the point of beginning.  All bearings are referred to the UTM grid, Zone 21. NAD27.

Figure 1.  Location map of the Appleton #2 property

Figure 2.  Claim plan, Appleton #2 property shown in blue and adjacent claims in brown.

Corporate Offices

Our corporate offices are located at #404, 10153 – 117th Street, Edmonton, Alberta, Canada T5K 1X5.  Our offices are provided at no cost.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “WRMI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2009
Quarter Ended	High $	Low $
March 31, 2009	n/a	n/a
December 31, 2008	n/a	n/a
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 22, 2009, we had 5,496,400 shares of our common stock issued and outstanding, held by 34 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation or incentive plans at this time.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $26,006 in cash as of March 31, 2009.  Our plan of operations is to complete the recommended exploration program on the Appleton #2 mineral claim.

Phase I would consist of on-site surface reconnaissance, mapping, sampling, and geochemical analyses.   This phase of the program will cost approximately $7,450.  We currently anticipate commencing this phase of exploration in the late Summer of 2009.

Phase II would entail on-site trenching, mapping, sampling, and trench site identification followed by geochemical analyses of the various samples gathered.  The Phase II program will cost approximately $13,290.  We currently anticipate commencing this phase in the Fall of 2009.

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. We currently expect that Phase I will begin in the late Summer of 2009, with Phase II to begin in the Fall of 2009.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the years ended March 31, 2009 and 2008

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses and net losses in the amount of $13,972 for the year ended March 31, 2009 (our first full fiscal year) and in the amount of $3,695 for the period from inception on August 16, 2007 through March 31, 2008.  We have incurred total operating expenses and net losses in the amount of $17,667 from inception on August 16, 2007 through March 31, 2009.  Our losses are attributable to operating expenses together with a lack of any revenues at our current state of development.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our mineral claim.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets in the amount of $26,006, consisting entirely of cash. We had current liabilities of $10,350 as of March 31, 2009. Thus, we had working capital of $15,656 as of March 31, 2009.

We do not anticipate earning revenues until such time that enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources our mineral property, or if such resources are discovered, that we will enter into commercial production.

Going Concern

We have not attained profitable operations and will be dependent upon obtaining financing to pursue significant exploration activities beyond those currently planned as outlined herein.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. Our ability to raise additional capital through the future issuances of the common stock or other methods is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2009.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of June 22, 2009 and their present positions.

Name	Age	Position(s) and Office(s) Held
Marco Bastidas	44	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Marco Bastidas.  Mr. Bastidas is our CEO, CFO, President, Secretary, Treasurer and sole director.  Since 2001, Mr. Bastidas has also served as President of Western Translation Services, a company providing translation services throughout North America. From 1994 to 2000 Mr. Bastidas was employed as a representative of Taylor Language Services. Additionally, Mr. Bastidas presently sits on the Board of Directors for Polygenetics International, Inc., a position he has held since February 2007.  Mr. Bastidas  obtained his Bachelors of Commerce (Honors) 4 year degree from the  University of Ottawa in 1990, with a specialization in Marketing and International Business.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of March 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage mineral exploration business, the company has not paid any cash and/or stock compensation to its named executive officers

Our current named executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marco Bastidas, CEO, CFO, President, Secretary-Treasurer, & Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officers do not currently receive any compensation from the Company for their service as officers of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Marco Bastidas	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marco Bastidas	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 22, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,496,400 shares of common stock issued and outstanding on June 22, 2009.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Marco Bastidas 404 - 10153 117th St. NW Edmonton, AB T5K 1X5	3,000,000	54.58%
Common	Total all executive officers and directors	3,000,000	54.58%

Common	5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$3,500	$3,750	$0	$0
2008	$3,500	$2,250	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of March 31, 2009 and 2008

F-3	Statements of Operations for the year ended March 31, 2009, the period from inception to March 31, 2008, and the period from inception to March 31, 2009

F-4	Statement of Stockholders’ Equity for period from inception to March 31, 2009

F-5	Statements of Cash Flows for the year ended March 31, 2009, the period from inception to March 31, 2008, and the period from inception to March 31, 2009

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended(1)
23.1	Consent of Moore & Associates, Chtd., Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1 filed May 7, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Ridge Minerals, Inc.

By:	/s/Marco Bastidas
Marco Bastidas President, Chief Executive Officer, and sole Director
June 23, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Marco Bastidas
Marco Bastidas President, Chief Executive Officer, and sole Director
June 23, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Western Ridge Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Western Ridge Minerals, Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2009 and the period from August 16, 2007 through March 31, 2008 and since inception on August 16, 2007 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Ridge Minerals, Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2009 and the period from August 16, 2007 through March 31, 2008 and since inception on August 16, 2007 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $17,667, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
June 10, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2009	March 31, 2008

CURRENT ASSETS

Cash	$26,006	$29,628

Total Current Assets	26,006	29,628

TOTAL ASSETS	$26,006	$29,628

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,500	$-
Due to related parties	850	-

Total Current Liabilities	10,350	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 and 5,496,000 shares issued and outstanding, respectively	5,496	5,496
Additional paid-in capital	27,827	27,827
Deficit accumulated during the exploration stage	(17,667)	(3,695)

Total Stockholders' Equity	15,656	29,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,006	$29,628

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended March 31, 2009	From Inception on August 16, 2007 Through March 31, 2008	From Inception on August 16, 2007 Through March 31, 2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	13,972	3,695	17,667

Total Operating Expenses	13,972	3,695	17,667

INCOME (LOSS) FROM OPERATIONS	(13,972)	(3,695)	(17,667)

OTHER EXPENSES

Interest expense	-	-	-

LOSS BEFORE TAXES	(13,972)	(3,695)	(17,667)

Income taxes	-	-	-

NET LOSS	$(13,972)	$(3,695)	$(17,667)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400	3,928,271

The accompanying notes are an integral part of these financial statements

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share to the founders	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Net loss for the year ended March 31, 2009	-	-	-	(13,972)	(13,972)

Balance, March 31, 2009	5,496,400	$5,496	$27,827	$(17,667)	$15,656

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended March 31, 2009	From Inception on August 16, 2007 Through March 31, 2008	From Inception on August 16, 2007 Through March 31, 2009

OPERATING ACTIVITIES

Net loss	$(13,972)	(3,695)	$(17,667)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts receivables	-	-	-
Changes in accounts payable and
accrued expenses	9,500	-	9,500

Net Cash Used in Operating Activities
	(4,472)	(3,695)	(8,167)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	850	-	850
Common stock issued for cash	-	33,323	33,323

Net Cash Provided by Financing Activities	850	33,323	34,173

NET DECREASE IN CASH	(3,622)	29,628	26,006

CASH AT BEGINNING OF PERIOD	29,628	-	-

CASH AT END OF PERIOD	$26,006	$29,628	$26,006

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1.  GENERAL ORGANIZATION AND BUSINESSES

Western Ridge Minerals, (the Company) was incorporated on August 16, 2007 under the laws of the State of Nevada.  The Company was formed to engage in the exploration for and extraction of minerals.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding as of March 31, 2009.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3.  INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	March 31, 2009	March 31, 2008
Income tax expense at statutory rate	$(5,449)	$(1,441)
Common stock issued for services	-	-
Valuation allowance	5,449	1,441
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2009	March 31, 2008
NOL carryover	$6,890	$1,441
Valuation allowance	(6,890)	(1,441)
Net deferred tax asset	$-	$-

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 3.  INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $17,667 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 4.  STOCKHOLDERS’ EQUITY

Common Stock

On September 5, 2007, the Board of Directors authorized 3,000,000 shares at par value to its founding shareholder for cash of $3,000.

On January 5, 2008, the Company completed an unregistered private offering of 2,415,000 common shares of stock at $0.0075 per share for cash of $18,113.  On January 31, 2008, the Company completed an unregistered private offering of 81,400 common shares of stock at $0.15 per share for cash of $12,210.

No shares were issued during the fiscal year ended March 31, 2009.

NOTE  5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $17,667 as of March 31, 2009.

Management may seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE  6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

NOTE  6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

 NOTE  6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after

December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

NOTE  6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

WESTERN RIDGE MINERALS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

NOTE  6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.