Form 10-Q
period 2009-06-30
Western Ridge Minerals, Inc.
filed 2009-08-07
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,496,400 common shares as of July 31, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2009 (unaudited), and March 31, 2009;
F-2	Statements of Operations for the three months ended June 30, 2009 and June 30, 2008, and for the period from Inception on August 16, 2007 through June 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity from inception on August 16, 2007 through June 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended June 30, 2009 and June 30, 2008, and for the period from Inception on August 16, 2007 through June 30, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	June 30, 2009	March 31, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$16,125	$26,006

Total Current Assets	16,125	26,006

TOTAL ASSETS	$16,125	$26,006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,500	$9,500
Due to related parties	850	850

Total Current Liabilities	4,350	10,350

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 shares issued and outstanding	5,496	5,496
Additional paid-in capital	27,827	27,827
Deficit accumulated during the exploration stage	(21,548)	(17,667)

Total Stockholders' Equity	11,775	15,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,125	$26,006

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	From Inception on August 16, 2007 Through June 30, 2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,881	2,683	21,548

Total Operating Expenses	3,881	2,683	21,548

INCOME (LOSS) FROM OPERATIONS	(3,881)	(2,683)	(21,548)

OTHER EXPENSES

Interest expense	-	-	-

LOSS BEFORE TAXES	(3,881)	(2,683)	(21,548)

Income taxes	-	-	-

NET LOSS	$(3,881)	$(2,683)	$(21,548)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400	5,496,400

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share to the founders	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Net loss for the year ended March 31, 2009	-	-	-	(13,972)	(13,972)

Balance, March 31, 2009	5,496,400	$5,496	$27,827	$(17,667)	$15,656

Net loss for the three months ended June 30, 2009 (Unaudited)	-	-	-	(3,881)	(3,881)

Balance, June 30, 2009 (Unaudited)	5,496,400	$5,496	$27,827	$(21,548)	$11,775

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	From the Inception on August 16, 2007 Through June 30, 2009

OPERATING ACTIVITIES

Net loss	$(3,881)	(2,683)	$(21,548)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts payable and accrued expenses	(6,000)	500	3,500

Net Cash Used in Operating Activities	(9,881)	(2,183)	(18,048)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	-	350	850
Common stock issued for cash	-	-	33,323

Net Cash Provided by Financing Activities	-	350	34,173

NET DECREASE IN CASH	(9,881)	(1,833)	16,125

CASH AT BEGINNING OF PERIOD	26,006	29,628	-

CASH AT END OF PERIOD	$16,125	$27,795	$16,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the food service industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUITY TRANSACTIONS

During the three months ended June 30, 2009, the Company issued no additional shares of its common stock.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and March 31, 2009

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $16,125 in cash as of June 30, 2009.  Our plan of operations is to complete the recommended exploration program on the Appleton #2 mineral claim.

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

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct further mineral exploration programs beyond the initial program, we will require additional financing.  While we have sufficient funds on hand to cover the bulk of our currently planned exploration costs, we will require additional funding in order to fully complete the recommended program and to undertake further exploration programs on the Appleton #2 mineral claim and to cover all of our anticipated administrative expenses.

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
Internet search for additional geologic reports and local Gander contacts
On site surface reconnaissance, mapping, sampling and trench site identification
Geochemical analyses (≈20 samples)
Other expenses
$600 $4,200 $360 $2,290
Phase II
On site trenching, mapping, and sampling Geochemical Analyses Data compilation and report preparation Other expenses	$8,000 $1,800 $1,200 $2,290

Total, Phases I and II	$20,740

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

Results of Operations for the three months ended June 30, 2009 and June 30, 2008

We did not earn any revenues from inception on August 16, 2007 through the period ending June 30, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $21,548 from our inception on August 16, 2007 through the period ending June 30, 2009.  We incurred operating expenses and net losses and in the amount of $3,881 during the three months ended June 30, 2009, compared to operating expenses and net losses of $2,683 during the three months ended June 30, 2008. Our operating expenses from inception through June 30, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $16,125, current liabilities of $4,350, and working capital of $11,775. Our cash on hand will allow us to cover our anticipated expenses for the next fiscal year, but may not be sufficient to fund operations beyond the next fiscal year and will not be sufficient to pay our administrative expenses or any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the next fiscal year. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $11,775 as of June 30, 2009 and have accumulated a deficit of $21,548 since inception. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.
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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Western Ridge Minerals, Inc.

Date:	August 7, 2009

By: /s/ Marco Bastidas Marco Bastidas Title: Chief Executive Officer and Director