Form 10-Q
period 2009-09-30
Western Ridge Minerals, Inc.
filed 2009-11-17
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,496,400 common shares as of November 16, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited), and March 31, 2009 (audited);
F-2 F-3

Statements of Operations for the three and six months ended September 30, 2009 and September 30, 2008, and for the period from inception on August 16, 2007 through September 30, 2009 (unaudited);

Statement of Stockholders’ Equity from inception on August 16, 2007 through September 30, 2009 (unaudited);

F-4	Statements of Cash Flows for the six months ended September 30, 2009 and September 30, 2008, and for the period from Inception on August 16, 2007 through September 30, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30,	March 31,
	2009	2009
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$9,104	$26,006

Total Current Assets	9,104	26,006

TOTAL ASSETS	$9,104	$26,006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$300	$9,500
Due to related parties	850	850

Total Current Liabilities	1,150	10,350

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 5,496,400	5,496	5,496
shares issued and outstanding
Additional paid-in capital	27,827	27,827
Deficit accumulated during the exploration stage	(25,369)	(17,667)

Total Stockholders' Equity	7,954	15,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,104	$26,006

The accompanying condensed notes are an integral part of these financial staements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on August 16,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	3,821	803	7,702	3,486	25,369

Total Operating Expenses	3,821	803	7,702	3,486	25,369

LOSS FROM OPERATIONS	(3,821)	(803)	(7,702)	(3,486)	(25,369)

OTHER EXPENSES

Interest expense	-	-	-	-	-

LOSS BEFORE TAXES	(3,821)	(803)	(7,702)	(3,486)	(25,369)

Income taxes	-	-	-	-	-

NET LOSS	$(3,821)	$(803)	$(7,702)	$(3,486)	$(25,369)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,496,400	5,496,400	5,496,400	5,496,400

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share
to the founders	3,000,000	3,000	-	-	3,000

Shares issued for cash
at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash
at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception
through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Net loss for the year ended
March 31, 2009	-	-	-	(13,972)	(13,972)

Balance, March 31, 2009	5,496,400	5,496	27,827	(17,667)	15,656

Net loss for the six months ended
September 30, 2009	-	-	-	(7,702)	(7,702)

Balance, September 30, 2009	5,496,400	$5,496	$27,827	$(25,369)	$7,954

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six	For the Six	on August 16,
	Months Ended	Months Ended	2007 Through
	September 30, 2009	September 30, 2008	September 30, 2009

OPERATING ACTIVITIES

Net loss	$(7,702)	(3,486)	$(25,369)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts payable and
accrued expenses	(9,200)	-	300

Net Cash Used in Operating Activities
	(16,902)	(3,486)	(25,069)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	-	850	850
Common stock issued for cash	-	-	33,323

Net Cash Provided by Financing Activities	-	850	34,173

NET DECREASE IN CASH	(16,902)	(2,636)	9,104

CASH AT BEGINNING OF PERIOD	26,006	29,628	-

CASH AT END OF PERIOD	$9,104	$26,992	$9,104

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2009

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to make the financial statements be not misleading and to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – EQUITY TRANSACTIONS

During the six months ended September 30, 2009, the Company issued no additional shares of its common stock.

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
Notes to Financial Statements
September 30, 2009

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

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 17, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $9,104 in cash as of September 30, 2009.  Our plan of operations is to complete the recommended exploration program on the Appleton #2 mineral claim.

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. Due to continuing difficulties in locating and retaining a geologist to perform the initial exploratory work at an economically viable cost,  we currently do not expect that Phase I will begin until the Spring of 2010, with Phase II to begin in the late Spring or Summer of 2010.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and six months ended September 30, 2009 and September 30, 2008

We did not earn any revenues from inception on August 16, 2007 through the period ending September 30, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred expenses and net losses in the amount of $25,369 from our inception on August 16, 2007 through the period ending September 30, 2009.  We incurred expenses and net losses and in the amount of $3,821 during the three months ended September 30, 2009, compared to expenses and net losses of $803 during the three months ended September 30, 2008. We incurred expenses and net losses and in the amount of $7,702 during the six months ended September 30, 2009, compared to expenses and net losses of $3,486 during the six months ended September 30, 2008. Our operating expenses from inception through September 30, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $9,104, current liabilities of $1,150, and working capital of $7,954. Our cash on hand may not allow us to cover our anticipated operating expenses for the next fiscal year, and will not be sufficient to pay our administrative expenses or any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the next fiscal year. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have working capital of $7,954 as of September 30, 2009 and have accumulated a deficit of $25,369 since inception. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.
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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Western ridge Minerals, Inc.

Date:	November 17, 2009

By: /s/Marco Bastidas Marco Bastidas Title: Chief Executive Officer and Director