Form 10-Q
period 2009-12-31
Western Ridge Minerals, Inc.
filed 2010-02-19
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,496,400 common shares as of February 16, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2009 (unaudited), and March 31, 2009;
F-2	Statements of Operations for the three and nine months ended December 31, 2009 and December 31, 2008, and for the period from inception on August 16, 2007 through December 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity from inception on August 16, 2007 through December 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended December 31, 2009 and December 31, 2008, and for the period from Inception on August 16, 2007 through December 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$8,785	$26,006

Total Current Assets	8,785	26,006

TOTAL ASSETS	$8,785	$26,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$26,688	$9,500
Due to related parties	850	850

Total Current Liabilities	27,538	10,350

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 shares issued and outstanding	5,496	5,496
Additional paid-in capital	27,827	27,827
Deficit accumulated during the exploration stage	(52,076)	(17,667)

Total Stockholders' Equity (Deficit)	(18,753)	15,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,785	$26,006

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	For the Nine Months Ended December 31, 2009	For the Nine Months Ended December 31, 2008	From Inception on August 16, 2007 Through December 31, 2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	26,707	519	34,409	4,005	52,076

Total Operating Expenses	26,707	519	34,409	4,005	52,076

LOSS FROM OPERATIONS	(26,707)	(519)	(34,409)	(4,005)	(52,076)

Income taxes	-	-	-	-	-

NET LOSS	$(26,707)	$(519)	$(34,409)	$(4,005)	$(52,076)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400	5,496,400	5,496,400	5,496,400

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share to the founders	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Net loss for the year ended March 31, 2009	-	-	-	(13,972)	(13,972)

Balance, March 31, 2009	5,496,400	5,496	27,827	(17,667)	15,656

Net loss for the nine months ended December 31, 2009 (unaudited)	-	-	-	(34,409)	(34,409)

Balance, December 31, 2009 (unaudited)	5,496,400	$5,496	$27,827	$(52,076)	$(18,753)

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31, 2009	For the Nine Months Ended December 31, 2008	From Inception on August 16, 2007 Through December 31, 2009

OPERATING ACTIVITIES

Net loss	$(34,409)	$(4,005)	$(52,076)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts payable and accrued expenses	17,188	50	26,688

Net Cash Used in Operating Activities	(17,221)	(3,955)	(25,388)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	-	850	850
Common stock issued for cash	-	-	33,323

Net Cash Provided by Financing Activities	-	850	34,173

NET INCREASE (DECREASE) IN CASH	(17,221)	(3,105)	8,785

CASH AT BEGINNING OF PERIOD	26,006	29,628	-

CASH AT END OF PERIOD	$8,785	$26,523	$8,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2009 and March 31, 2009

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – EQUITY TRANSACTIONS

During the nine months ended December 31, 2009, the Company issued no additional shares of its common stock.

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
December 31, 2009 and March 31, 2009

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009  and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date these financial statements have been submitted to the Securities and Exchange Commission and there are no material subsequent events to report.

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

Results of Operations for the three and nine months ended December 31, 2009 and December 31, 2008

We did not earn any revenues from inception on August 16, 2007 through the period ending December 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our mineral property or, if revenues are earned, that we will be profitable.

We incurred expenses and net losses in the amount of $52,076 from our inception on August 16, 2007 through the period ending December 31, 2009.  We incurred expenses and net losses and in the amount of $26,707 during the three months ended December 31, 2009, compared to expenses and net losses of $519 during the three months ended December 31, 2008. We incurred expenses and net losses and in the amount of $34,409 during the nine months ended December 31, 2009, compared to expenses and net losses of $4,005 during the nine months ended December 31, 2008. Our operating expenses from inception through December 31, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the recommended exploration work on our mineral claim.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $8,785, current liabilities of $27,538, and a working capital deficit of $18,753. Our cash on hand may not allow us to cover our anticipated operating expenses for the next fiscal year, and will not be sufficient to pay our administrative expenses or any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations for any significant period of time beyond the next fiscal year. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have working a capital deficit of $18,753 as of December 31, 2009 and have accumulated a deficit of $52,076 since inception. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Marco Bastidas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

Western ridge Minerals, Inc.

Date:	February 16, 2010

By: /s/ Marco Bastidas Marco Bastidas Title: Chief Executive Officer and Director