Form 10-K
period 2010-03-31
Western Ridge Minerals, Inc.
filed 2010-05-20
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-150692

Western Ridge Minerals, Inc.
(Exact name of registrant as specified in its charter)
Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#404, 10153 – 117th Street, Edmonton Alberta, Canada	T5K 1X5
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (780) 906-5189

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,496,400 as of May 17, 2010.

 PART I

Item 1.   Business

Company Overview

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

Acquisition of the Appleton #2 mineral claim.

We acquired a 100% interest in the Appleton #2 mineral claim located in northeastern Newfoundland Island, Canada.    Our ownership in the Appleton #2 claim was electronically staked and recorded under the electronic mineral claim staking and recording procedures of the Online Mineral Claims Staking System administered by the Department of Natural Resources, Government of Newfoundland and Labrador, Canada.  A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record.  There is no formal agreement between us and/or our subsidiary and the Government of Newfoundland and Labrador.

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

Exploration Budget
Phase I	Exploration Expenditure
Internet search for additional geologic reports and local Gander contacts	$600
On site surface reconnaissance, mapping, sampling and trench site identification	$4,200
Geochemical analyses (≈20 samples)	$360
Other expenses	$2,290
Phase II
On site trenching, mapping, and sampling	$$8,000
Geochemical Analyses	$1,800
Data compilation and report preparation	$1,200
Other expenses	$2,290
Total, Phases I and II	$20,740

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

The material legislation applicable to Western Ridge Minerals, Inc. is the Mineral Act of Newfoundland and Labrador. Any person who intends to conduct an exploration program on a staked or licensed area must submit prior notice with a detailed description of the activity to the Department of Natural Resources. An exploration program that may result in major ground disturbance or disruption to wildlife or wildlife habitat must have an Exploration Approval from the department before the activity can commence.

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

Item 2.   Properties

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

Fiscal Year Ending March 31, 2010
Quarter Ended	High $	Low $
March 31, 2010	n/a	n/a
December 31, 2009	n/a	n/a
September 30, 2009	n/a	n/a
June 30, 2009	n/a	n/a

Fiscal Year Ending March 31, 2009
Quarter Ended	High $	Low $
March 31, 2009	n/a	n/a
December 31, 2008	n/a	n/a
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a

The last sales price of our common stock was $0.30 per share on April 22, 2010.

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

Holders of Our Common Stock

As of May 17, 2010, we had 5,496,400 shares of our common stock issued and outstanding, held by 34 shareholders of record.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Appleton #2 mineral claim to determine whether there are commercially exploitable reserves of gold or other metals.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. The recommended geological program will cost a total of approximately $20,740. We had $6,514 in cash as of March 31, 2010.  Our plan of operations is to complete the recommended exploration program on the Appleton #2 mineral claim.

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

Exploration Budget
Phase I	Exploration Expenditure
Internet search for additional geologic reports and local Gander contacts	$600
On site surface reconnaissance, mapping, sampling and trench site identification	$4,200
Geochemical analyses (≈20 samples)	$360
Other expenses	$2,290
Phase II
On site trenching, mapping, and sampling	$$8,000
Geochemical Analyses	$1,800
Data compilation and report preparation	$1,200
Other expenses	$2,290
Total, Phases I and II	$20,740

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. Due to continuing difficulties in locating and retaining a geologist to perform the initial exploratory work at an economically viable cost,  we currently do not expect that Phase I will begin until the Summer of 2010, with Phase II to begin in the late Summer or Fall of 2010.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Bastidas. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the Years Ended March 31, 2010 and March 31, 2009

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses and net losses in the amount of $50,303 for the year ended March 31, 2010.  By comparison, we incurred operating expenses and net losses in the amount of $13,972 for the year ended March 31, 2009.  We incurred total operating expenses and net losses in the amount of $67,970 for the period from inception on August 16, 2007 through March 31, 20010.  Our losses are attributable to operating expenses together with a lack of any revenues at our current state of development.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our mineral claim.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets in the amount of $6,514, consisting entirely of cash. We had current liabilities of $40,311 as of March 31, 2010. Thus, we had a working capital deficit of $33,797 as of March 31, 2010.

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

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of March 31, 2010 and 2009;
F-3	Statements of Operations for the years ended March 31, 2010 and 2009 and for the period from inception on August 16, 2007 through March 31, 2010;
F-4	Statement of Stockholders’ Equity (Deficit) for the year ended March 31, 2010;
F-5	Statements of Cash Flows for the years ended March 31, 2010 and 2009 and for the period from inception on August 16, 2007 through March 31, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Western Ridge Minerals, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Western Ridge Minerals, Inc. as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and the period from August 16, 2007 (inception) to March 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Ridge Minerals, Inc., as of March 31, 2010 and 2009 and the results of its operations and cash flows for the periods then ended and for the period from August 16, 2007 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Western Ridge Minerals, Inc., Inc. will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 17, 2010

WESTERN RIDGE MINERALS, INC.

(An Exploration Stage Company)

Balance Sheets

ASSETS
	March 31, 2010	March 31, 2009

CURRENT ASSETS

Cash	$6,514	$26,006

Total Current Assets	6,514	26,006

TOTAL ASSETS	$6,514	$26,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$40,311	$9,500

Total Current Liabilities	40,311	9,500

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,496,400 shares issued and outstanding	5,496	5,496
Additional paid-in capital	28,677	28,677
Deficit accumulated during the exploration stage	(67,970)	(17,667)

Total Stockholders' Equity (Deficit)	(33,797)	16,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,514	$26,006

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.

(An Exploration Stage Company)

Statements of Operations

	For the Year Ended March 31,		From Inception on August 16,2007 Through March 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	50,303	13,972	67,970

Total Operating Expenses	50,303	13,972	67,970

LOSS FROM OPERATIONS	(50,303)	(13,972)	(67,970)

OTHER EXPENSES

Interest expense	-	-	-

LOSS BEFORE TAXES	(50,303)	(13,972)	(67,970)

Income taxes	-	-	-

NET LOSS	$(50,303)	$(13,972)	$(67,970)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,496,400	5,496,400

The accompanying condensed notes are an integral part of these financial statements

WESTERN RIDGE MINERALS, INC.

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 16, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share to the founders	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.0075 per share	2,415,000	2,415	15,698	-	18,113

Shares issued for cash at $0.15 per share	81,400	81	12,129	-	12,210

Net loss since inception through March 31, 2008	-	-	-	(3,695)	(3,695)

Balance, March 31, 2008	5,496,400	5,496	27,827	(3,695)	29,628

Contributed capital	-	-	850	-	850

Net loss for the year ended March 31, 2009	-	-	-	(13,972)	(13,972)

Balance, March 31, 2009	5,496,400	5,496	28,677	(17,667)	16,506

Net loss for the year ended March 31, 2010	-	-	-	(50,303)	(50,303)

Balance, March 31, 2010	5,496,400	$5,496	$28,677	$(67,970)	$(33,797)

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended March 31,		From Inception on August 16, 2007 Through March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(50,303)	$(13,972)	$(67,970)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts payable and accrued expenses	30,811	9,500	40,311

Net Cash Used in Operating Activities	(19,492)	(4,472)	(27,659)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Contributed capital	-	850	850
Common stock issued for cash	-	-	33,323

Net Cash Provided by Financing Activities	-	850	34,173

NET INCREASE (DECREASE) IN CASH	(19,492)	(3,622)	6,514

CASH AT BEGINNING OF PERIOD	26,006	29,628	-

CASH AT END OF PERIOD	$6,514	$26,006	$6,514

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2010 and 2009

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

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.  There are no diluted shares outstanding as of March 31, 2010.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109 (ASC 740-10), “Accounting for Income Taxes.” SFAS No. 109 (ASC 740-10) requires the use of an asset and liability approach in accounting for income taxes.

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
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2010 and 2009

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

NOTE 3.         INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 (ASC 740-10), Accounting for Income Taxes. SFAS No. 109 (ASC 740-10) requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 (ASC 740-10) requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	March 31, 2010	March 31, 2009
Income tax expense at statutory rate	$(19,618)	$(5,449))
Common stock issued for services	-)	-)
Valuation allowance	19,618	5,449
Income tax expense per books	$ -)	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2010	March 31, 2009
NOL carryover	$26,508	$6,890
Valuation allowance	(26,508)	(6,890)
Net deferred tax asset	$ -)	-)

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2010 and 2009

NOTE 3.         INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $67,970 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 4.         STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $67,970 as of March 31, 2010.

Management may seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2010 and 2009

NOTE 6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

WESTERN RIDGE MINERALS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2010 and 2009

NOTE 6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 7.  SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through May 18, 2010, and there are no material subsequent events to report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 6, 2009, Moore & Associates Chartered (the “Former Accountant”) resigned as the Company’s accountant.  On August 25, 2009, the Company’s board of directors approved the resignation.

The Former Accountant’s audit reports on the financial statements of the Company for the fiscal year ended March 31, 2009 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal year ended March 31, 2009 contained an uncertainty about the Company’s ability to continue as a going concern.

During the year ended March 31, 2009, and through the interim period ended June 30, 2009, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the year ended March 31, 2009, and through the interim period ended June 30, 2009, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

On September 1, 2009, the company’s board of directors appointed Maddox Ungar Silberstein, PLLC as the company’s auditor and independent accountant.

During the registrant's two most recent fiscal years, and the subsequent interim periods prior to engaging Maddox Ungar Silberstein, PLLC, the company did not consult Maddox Ungar Silberstein, PLLC regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company's financial statements, or any matter that was either the subject of a disagreement or a reportable event.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010 based on such criteria.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Unregistered Sales of Equity Securities

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 17, 2010 and their present positions.

Name	Age	Position(s) and Office(s) Held
Marco Bastidas	45	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of March 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marco Bastidas, CEO, CFO, President, Secretary-Treasurer, & Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 17, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,496,400 shares of common stock issued and outstanding on May 17, 2010.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$9,000	$4,500	$0	$0
2009	$3,500	$3,750	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

            (a) Financial Statements and Schedules – See Item 8

            (b) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended[1]
3.2	Bylaws, as amended[1]
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Registration Statement on Form S-1 filed May 7, 2008. SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Western Ridge Minerals, Inc.

By:	/s/ Marco Bastidas
Marco Bastidas President, Chief Executive Officer, Chief Financial Officer, and sole Director
May 20, 2010

            In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Marco Bastidas
Marco Bastidas President, Chief Executive Officer, Chief Financial Officer, and sole Director
May 20, 2010