Form 10-Q
period 2010-06-30
SUNVALLEY SOLAR, INC.
filed 2010-08-23
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-150692

Sunvalley Solar, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8415633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

398 Lemon Creek Dr., Suite A, Walnut, CA 91789
(Address of principal executive offices)

(909) 598-0618
(Registrant’s telephone number)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  800,068,420 common shares as of August 23, 2010.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009;
F-2	Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited);
F-3	Statements of Stockholders’ Equity as of June 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS	June 30, 2010	December 31, 2009
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$156,609	$309,453
Accounts receivable, net	540,518	295,278
Inventory	2,821,221	3,344,866
Other receivables	46,473	65,378
Prepaid expenses and other current assets	12,647	1,527

Total current assets	3,577,468	4,016,502

PROPERTY AND EQUIPMENT, NET	50,689	56,853

OTHER ASSETS
Other assets	18,686	16,936

Total other assets	18,686	16,936

TOTAL ASSETS	$3,646,843	$4,090,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,243,499	$3,405,207
Accrued warranty	24,436	22,833
Current portion of long-term debt	11,541	8,178
Short-term notes payable	160,000	-
Notes payable to related party	175,000	175,000
Customer deposits	117,403	93,555

Total current liabilities	3,731,879	3,704,773

LONG-TERM LIABILITIES
Notes payable	82,309	91,822

Total long-term liabilities	82,309	91,822

TOTAL LIABILITIES	3,814,188	3,796,595

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 800,068,420 and 483,095,478 shares issued and outstanding, respectively	800,069	483,096
Additional paid-in capital	(123,288)	393,685
Retained earnings (deficit)	(844,126)	(583,085)

Total Stockholders' Equity	(167,345)	293,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,646,843	$4,090,291

The accompanying notes are an intergral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statement of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$1,303,521	$1,243,865	$2,071,167	$1,598,579
COST OF SALES	1,160,030	1,018,936	1,779,297	1,319,564
GROSS PROFIT	143,491	224,929	291,870	279,015

OPERATING EXPENSES
Salary and wage expense	91,917	-	252,036	-
Bad debt expense	-	-	65,000	-
Selling, general and administrative expenses	228,840	244,097	228,398	516,264

Total operating expenses	320,757	244,097	545,434	516,264

INCOME (LOSS) FROM OPERATIONS	(177,266)	(19,168)	(253,564)	(237,249)

OTHER INCOME (EXPENSES)
Other income	438	216	1,700	576
Interest income (expense), net	(7,561)	(6,088)	(9,177)	(8,545)

Total other income (expenses)	(7,123)	(5,872)	(7,477)	(7,969)

INCOME (LOSS) BEFORE TAXES	(184,389)	(25,040)	(261,041)	(245,218)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(184,389)	$(25,040)	$(261,041)	$(245,218)

INCOME (LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	504,213,810	484,813,591	493,439,803	484,813,592

The accompanying notes are an intergral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2008	484,813,592	$484,814	$391,967	$4,774	$881,555

Retirement of common stock	(1,718,114)	(1,718)	1,718
Net loss	-	-	-	(587,859)	(587,859)

Balance at December 31, 2009	483,095,478	483,096	393,685	(583,085)	293,696

Repurchase of common stock	(3,054,425)	(3,054)	(196,946)	-	(200,000)

Recapiltalization	320,027,367	320,027	(320,027)	-	-

Net loss for the six months ended June 30, 2010	-	-	-	(261,041)	(261,041)

Balance at June 30, 2010	800,068,420	$800,069	$(123,288)	$(844,126)	$(167,345)

The accompanying notes are an intergral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statement of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(261,041)	$(245,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,548	11,007
Stock-based compensation	-	113,966
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(245,240)	(50,448)
(Increase) decrease in inventory	523,645	(321,583)
(Increase) decrease in prepaid expenses and other assets	(11,120)	(247,141)
(Increase) decrease in other receivable	18,905	1,588
(Increase) decrease in deferred financing costs	-	32,219
Increase (decrease) in accounts payable and
accrued warranty expenses	(160,105)	(66,200)
Increase (decrease) in other assets	(1,750)
Increase (decrease) in customer deposits	23,848	23,106

Net Cash (Used) in Operating Activities	(106,310)	(748,704)

INVESTING ACTIVITIES:

Purchase in property and equipment	(384)	(61,162)

Net Cash (Used) in Investing Activities	(384)	(61,162)

FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	1,163,000
Repayment of related party notes payable	(6,150)	(964,820)
Proceeds from issuance of common stock, net	-	588,281
Repurchase of common stock	(40,000)	(452,000)
Collection of related party receivables	-	31,129

Net Cash Provided by Financing Activities	(46,150)	365,590

NET DECREASE IN CASH	(152,844)	(444,276)
CASH AT BEGINNING OF YEAR	309,453	564,432

CASH AT END OF YEAR	$156,609	120,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$9,177	$11,862
Income taxes	$800	$800
Recapitalization	16,764	-

NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an intergral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes $175,000 of short-term unsecured loans to shareholders with maturity dates ranging from 60 to 90 days bearing an interest rate of 6.5%.

SUNVALLEY SOLAR, INC.
Consolidated Notes to Financial Statements
June 30, 2010 and December 31, 2009

NOTE 5 – COMMON STOCK

During the six months ended June 30, 2010, the Company entered into agreements to repurchased a total of 3,054,425 (200,000 post-split) common stock shares from shareholders at a price of $1.00 per share.  As of June 30, 2010, the Company had received all of the stock certificates and had paid a total of $40,000 to investors. The remaining $160,000 is due within 60 days of the receipt of stock and is recorded as a short-term note payable.

NOTE 6 – SIGNIFICANT EVENTS

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010 Western Ridge Minerals acquired all of the issued and outstanding shares of Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of Sunvalley received a total of 480,109,586 (2,514,959 pre-split) shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the Acquisition. There were 1,049,271,312 (5,496,400 pre-split) shares of our common stock outstanding before giving effect to the stock issuances in the Acquisition and the cancellation of 3,820,000 (729,243,944 pre-split) shares by Mr. Marco Bastidas and certain other shareholders resulted in there being 800,068,420 (4,191,359 pre-split) shares outstanding post acquisition.  As a result, the shareholders of the Company became the controlling shareholders of the combined entity.

Accordingly, the transaction is accounted for as a recapitalization with Sunvalley deemed to be the accounting acquirer and Western Ridge Mineral the legal acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations of Sunvalley prior to the Merger are reflected in the financial statements and are recorded at the historical cost basis of Sunvalley. The Company’s consolidated financial statements after completion of the Acquisition include the assets and liabilities of both companies. Following the Acquisition our fiscal year-end has been changed from March 31 to December 31.

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company’s sole officer and director immediately prior to the Acquisition, Marco Bastidas, resigned from the board and from all offices.  The Company’s board of directors was reconstituted to consist of Zhijian (James) Zhang, Hangbo (Henry) Yu, and Anyork Lee who, prior to the Acquisition, were the directors of Sunvalley.  The Company’s board appointed the following new officers and directors, each of who had served in the same capacity as an officer of Sunvalley prior to the acquisition:
•	Zhijian (James) Zhang, President and Chief Executive Officer
•	Mandy Chung, Chief Financial Officer, Secretary, and Treasurer
•	Hangbo (Henry) Yu, General Manager
•	Fang Xu, Chief Technology Officer
•	Shirley Liao, Director of Administration
•	All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Concurrently with the Acquisition, our former sole officer and director, Marco Bastidas, received a transfer of all assets and agreed to assume all liabilities related to our pre-acquisition business.  Following the Acquisition, we intend to carry on the business of Sunvalley as our primary line of business.

NOTE 7 – SUBSEQUENT EVENTS

On July 20, 2010 the Company’s board of directors approved a 19.0901556 for 1 forward stock split of the Company’s common stock.  On August 5, 2010 the Company’s board of directors approved a 10 for 1 forward stock split of the Company’s common stock.  The Company’s authorized common stock was increased to 1,000,000,000.  This forward splits have been retroactively applied and is reflected in the financial statements for the period ended June 30, 2010.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Company Overview and Plan of Operation

We were incorporated as “Western Ridge Minerals, Inc.” on August 16, 2007 in the State of Nevada. On June 24, 2010, we entered into a Share Exchange Agreement with Sunvalley Solar, Inc., a private California corporation (“Sunvalley”), whereby we acquired all of the issued and outstanding common stock of Sunvalley.  Shortly after consummation of the Share Exchange Agreement, were merged-in our wholly-owned subsidiary and changed our name to “Sunvalley Solar, Inc.”  As a result of entering into the Exchange Agreement, we are now in the business of solar power technology, system design and integration.

We are a California-based solar power technology and system integration company. Since the inception of our business in 2007, we have focused on developing our expertise and proprietary technology to install residential, commercial and governmental solar power systems. We offer turnkey solar system solutions for owners, builders and architecture firms that include designing, building, operating, monitoring and maintaining solar power systems. Our customers range from small private residences to large commercial solar power users. We have the necessary licenses and expertise to design and install large scale solar power systems. We hold a C-46 Solar License from CBCL (California Board of Contractor License). Some of the large scale commercial solar power systems that we have designed and installed include large office buildings, manufacturing facilities and warehouses. Our proprietary technologies in solar installation provide its customers with a high quality, low cost and flexible solar power system solutions.

We seeks to continue our development as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.

Principal Products and Services

Our philosophy is to “provide solar electricity directly from the sun in a technology innovation-centric and cost effective way”. Since inception, the company has concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.  Our business plans are focused in four specific areas:

•	Solar Systems Design and Installation
•	Solar Technology Research and Development
•	Solar Equipment Manufacturing and Distribution
•	Roof Top Power Plant Projects

Business Development Plan

The primary components of our growth strategy are as follows:

•
Developing and commercializing our proprietary solar technologies including our coating and focusing technologies, racking and panel cleaning system. By deploying these new technologies into our photovoltaic (“PV”) panels and solar installation business, we hope to enhance the value provided to our customers and increase our profitability.

•
Promoting and enhancing our company’s brand and reputation in solar design and integration and expanding our installation business from Southern California to Northern California, Arizona or other states.

•
Developing a PV panel manufacturing capability to provide high efficiency and low cost solar panels to US market. This will complement our installation business and provide an implementation platform for our R&D.

•
Getting involved in the private power providing business (Roof-top Power Plants).  Developing this line of business will lead to higher profit margins and income to our business. In the future, this line of business could become one of our main income sources.

Expansion of Installation Business

We are planning to expand our installation business from Southern California to Northern California, Arizona or other states in two to three years. We will continue to execute our marketing and sales strategy in Southern California and, with additional capital, will be able to expand our business to cover Northern California, Arizona or other states.  The planned expansion is expected to occur through acquiring smaller installation companies in these regions and/or through the establishment of subsidiaries in these states and boost our installation profits. Our current intention is to establish two new offices located in Northern California or other states and in San Diego. The estimated start-up cost for each new branch would be approximately $500,000.

If we are able to expand our installation business, it will assist us in gaining favorable terms from OEM international manufacturers of our planned solar panel manufacturing operation.  In addition, an expanded installation business would allow us to accelerate the introduction of our new technologies and solar parts and would generate additional revenue to fund initial investment in our planned Roof-top Power Plant (RDPP) business and to further fund our investments in R&D.

Commercialization of Research and Development

Prior to initiating our planned OEM manufacturing of Sunvalley-branded solar panels, we will need to commercialize our advanced panel technology through the design, fabrication, and characterization of a prototype solar cell.  The total expense for planned commercialization of our research and development will be approximately $500,000. The necessary equipment and facilities will be accessed from University of California, San Diego. The Nano3 clean room facilities in the school of Engineering at UCSD are equipped with state-of-the-art micro and nano fabrication equipment and facilities, and can be accessed by outside users with a $107 hourly fee.

The interference pattern that will be recorded in the solar cells will be obtained using an Argon laser operating at 362nm. This laser and its associated equipment is available to us through a special arrangement with the administration office in the University of California, San Diego, as well as the Ultrafast and Nano-scale Optics lab in the Department of Electrical and Computer Engineering in UCSD.

Other equipment will also be required, including coating machine for PV panel testing.

Initiate OEM Manufacturing of Solar Panels

By leveraging our solar panel installation business and R&D, we plan to procure OEM solar panels from selected Chinese manufacturers and to market them in the U.S. under our own brand name. We will be responsible for R&D, quality control, customer service, sales and marketing activities, as well as panel certification in U.S.

The estimated OEM panel cost is less than $1.40 per watt. As a reference, currently, the lowest panel price is around $1.80 per watt (Mono-crystalline, Polycrystalline). We can use our own sale and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

Our marketing strategy for our planned OEM solar panels is as follows:

•	Set-up a platform to showcase our innovative solar panel technologies and make Sunvalley solar panels a household name.

Unlike other merchandise, solar panel is very unique in that it requires very high level of quality assurance and customer satisfaction. Providing satisfactory customer service and technical support is absolutely vital in solar panel sales. As the first step, we will strive to make our brand a household name. Our solar panel will be used by our installation business as well as several other installation companies with which we have partnership. A marketing campaign aimed at other solar installation companies will help to achieve this goal. We plan to use our own installation business as the platform to showcase the product quality and build up consumer awareness of its brand.

•	Penetrate into the main stream distribution network

By leveraging early successes and customer trust earned from our initial installations, we plan to penetrate into the mainstream distribution network with our OEM solar panels.

•	Further sale activities

Once our brand name solar panels become well known, our sales team will begin an aggressive marketing campaign to connect the individual sales points (distributors and venders) to form a distribution network. The marketing campaigns will also include attending trade shows, advertising in the media (TV commercials and newspaper advertisement) and designating local representatives to boost the market share and brand awareness.

•	Offer a low cost, high efficiency solar panel derived from advanced research

To boost our solar panel market share, our R&D team will work with our OEM partner to apply selective coating technique and other cutting edge technologies to further reduce the manufacturing cost and improve the panel efficiency.

The total capital required to initiate our planned panel manufacturing business would be approximately $2,000,000 which can be categorized into three parts:

•	Registration and Certification of OEM panels with our brand – $300,000, including UL certification fees, CEC registration fees, and lab testing fees.

•
Initial Inventory – $1,500,000.  We will need to keep at least 4 containers of PV panels in the warehouse in order to support sales of 5~10M watts per year, which means we will need to have over $1,000,000 in inventory for PV panels only. An additional $300,000 in inventory would be needed in order to keep the requisite amount of inverters and racking and panel cleaning systems. In addition, we anticipate providing variable payment terms to different customers based on their creditworthiness; this will add additional cash flow pressure.

•	OEM Management costs – $200,000

Develop Roof-top Power Plan Business

With our resources and experience gained from large scale solar power system designs, installation and other related business, we believe we have unique advantages in the design and installation of large roof-top power plant systems. We are aggressively proposing our Roof Top Power Plant (RTPP) solution to utility companies in Southern California. We believe that by collaborating with us on the RTPP approach, utility companies will benefit in the form of free installation, roof space, and our expertise on large commercial solar system designs, installation and maintenance services, as well as our technical and management experience. By collaborating with us, utility companies can help to achieve their alternative energy requirements under California law.

We are pursuing substantial contracts with some of our current installation customers who control or own over 2,000,000 square feet of roofs on warehouses or other buildings in Southern California. We are also seeking additional roof-top space agreements with other commercial customers. We are among the few companies in California that has the permit and expertise to install large-scale commercial and/or government solar power systems, together with roof constructional design and building interior/exterior electrical designs. We believe additional advantages are provided by our experience in filing solar power system permit applications and rebate applications and our expertise gained through our experience with governments and utility companies.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future.  We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended June 30, 2010

During the three months ended June 30, 2010, we generated gross revenues of $1,303,521.  Total cost of sales was $1,160,030, resulting in gross profit of $143,491.  Total operating expenses were $320,757.  We experienced interest expense of $7,561 and other income of $438.  The net loss for the three months ended June 30, 2010 was therefore $184,389. By comparison, we generated gross revenues of $1,243,865 during the three months ended June 30, 2009.  Total cost of sales was $1,018,936, resulting in gross profit of $224,929.  Total operating expenses were $244.097.  We experienced interest expense of $6,088 and other income of $216.  The net loss for the three months ended June 30, 2009 was therefore $25,040.

During the six months ended June 30, 2010, we generated gross revenues of $2,071,167.  Total cost of sales was $1,779,297, resulting in gross profit of $291,870.  Total operating were $545,434.  We experienced interest expense of $9,177 and other income of $1,700.  The net loss for the six months ended June 30, 2010 was therefore $261,041. By comparison, we generated gross revenues of $1,598,579 during the six months ended June 30, 2009.  Total cost of sales was $1,319,564, resulting in gross profit of $279,015.  Total operating expenses were $516,264.  We experienced interest expense of $8,545 and other income of $576.  The net loss for the six months ended June 30, 2009 was therefore $245,218.

Liquidity and Capital Resources

As of June 30, 2010, we had current assets in the amount of 3,577,468, consisting of cash in the amount of $156,609, accounts receivable of $540,518, inventory in the amount of $2,821,221, other receivables of $46,473, and prepaid expenses of $12,647.  As of June 30, 2010, we had current liabilities in the amount of $3,731,879.  These consisted of accounts payable and accrued expenses in the amount of $3,243,499, accrued warranty in the amount of $24,436, notes payable to a related party in the amount of $175,000, customer deposits of $117,403, the current portion of long term debt in the amount of $11,541, and short term notes payable in the amount of $160,000.  Our working capital deficit as of June 30, 2010 was therefore $154,411.

 In order to move forward with our business development plan set forth above, we will require additional financing in the approximate amount of $4,500,000, to be allocated as follows:

Initiate OEM Manufacturing	$2,000,000
R&D Commercialization Costs	$500,000
Expansion of Installation Business (3 new branches)	$1,500,000
Additional working capital and general corporate	$500,000
Total capital needs	$4,500,000

We will require substantial additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time.  We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible.  If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $844,126 as of June 30, 2010. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2010.

Item 5.     Other Information

Effective August 23, 2010, our board of directors approved an increase in our authorized common stock from 100,000,000 shares to 1,000,000,000 shares, together with a proportionate forward split for our common stock at a ratio of 10 for 1, payable directly to shareholders.  As a result of the forward split, our issued and outstanding common stock has been increased to 800,068,420 shares.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form S-1 filed May 7, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	August 23, 2010
By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director