Form 10-Q
period 2010-09-30
SUNVALLEY SOLAR, INC.
filed 2010-11-15
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  800,068,420 common shares as of November 11, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity as of September 30, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited);
F-5	Consolidated Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$624,228	$309,453
Accounts receivable, net	415,313	295,278
Inventory	1,114,903	3,344,866
Other receivables	32,271	65,378
Prepaid expenses and other current assets	10,609	1,527

Total current assets	2,197,324	4,016,502

PROPERTY AND EQUIPMENT, NET	47,811	56,853

OTHER ASSETS
Other assets	18,686	16,936

Total other assets	18,686	16,936

TOTAL ASSETS	$2,263,821	$4,090,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,979	$3,405,207
Bank overdraft	16,824	-
Accrued warranty	26,535	22,833
Current portion of long-term debt	13,059	8,178
Notes payable to related party	175,000	175,000
Customer deposits	115,517	93,555

Total current liabilities	2,388,914	3,704,773

LONG-TERM LIABILITIES
Notes payable	77,658	91,822

Total long-term liabilities	77,658	91,822

TOTAL LIABILITIES	2,466,572	3,796,595

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 800,068,420 and 485,151,406 shares
issued and outstanding, respectively	800,068	485,151
Additional paid-in capital	(123,287)	391,630
Retained earnings (deficit)	(879,532)	(583,085)

Total Stockholders' Equity	(202,751)	293,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,263,821	$4,090,291

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$1,241,810	$876,054	$3,312,977	$2,474,633
COST OF SALES	1,004,069	788,913	2,783,366	2,108,477
GROSS PROFIT	237,741	87,141	529,611	366,156

OPERATING EXPENSES
Salary and wage expense	169,242	128,717	421,278	375,081
Bad debt expense	-	-	37,320	-
Selling, general and administrative expenses	99,624	133,315	355,702	403,215

Total operating expenses	268,866	262,032	814,300	778,296

INCOME (LOSS) FROM OPERATIONS	(31,125)	(174,891)	(284,689)	(412,140)

OTHER INCOME (EXPENSES)
Other income	624	40,247	2,324	40,823
Interest income (expense), net	(4,905)	(4,851)	(14,082)	(13,396)

Total other income (expenses)	(4,281)	35,396	(11,758)	27,427

INCOME (LOSS) BEFORE TAXES	(35,406)	(139,495)	(296,447)	(384,713)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(35,406)	$(139,495)	$(296,447)	$(384,713)

INCOME (LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	800,068,420	485,151,406	597,186,265	485,572,589

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2008	488,984,171	$488,984	$387,797	$4,774	$881,555

Retirement of common stock	(3,832,765)	(3,833)	3,833

Net loss	-	-	-	(587,859)	(587,859)

Balance at December 31, 2009	485,151,406	485,151	391,630	(583,085)	293,696

Repurchase of common stock (unaudited)	(5,110,353)	(5,110)	(194,890)	-	(200,000)

Recapiltalization (unaudited)	320,027,367	320,027	(320,027)	-	-

Net loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	(296,447)	(296,447)

Balance at September 30, 2010 (unaudited)	800,068,420	$800,069	$(123,288)	$(879,532)	$(202,751)

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(296,447)	$(384,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,192	10,555
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(120,035)	(247,950)
(Increase) decrease in inventory	2,229,963	(2,031,536)
(Increase) decrease in prepaid expenses and other assets	(9,082)	212,985
(Increase) decrease in other receivable	33,107	(92,765)
(Increase) decrease in deferred financing costs	-	(13,500)
Increase (decrease) in accounts payable and accrued warranty expenses	(1,359,526)	2,259,184
Increase (decrease) in other assets	(1,750)	-
Increase (decrease) in customer deposits	21,962	(104,606)

Net Cash (Used) in Operating Activities	508,384	(392,346)

INVESTING ACTIVITIES:

Purchase in property and equipment	(1,150)	(8,205)

Net Cash (Used) in Investing Activities	(1,150)	(8,205)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	100,000
Repayment of related party notes payable	-	(25,000)
Repayments from notes payable	(9,283)	-
Bank overdraft	16,824	-
Repurchase of common stock	(200,000)	-
Collection of realted party receivables	-	-

Net Cash Provided by Financing Activities	(192,459)	75,000
	-	-
NET DECREASE IN CASH	314,775	(325,551)
CASH AT BEGINNING OF PERIOD	309,453	367,218

CASH AT END OF PERIOD	$624,228	41,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$6,045	$11,862
Income taxes	$800	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods.  Finished goods consist of solar panels ready for installation and delivery to customers.

SUNVALLEY SOLAR, INC.
Consolidated Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$15,106	$309,494
Work in Progress	1,965	13,972
Finished goods	1,097,832	3,021,400
	$1,114,903	$3,344,866

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owes $175,000 of short-term unsecured loans to shareholders with maturity dates ranging from 60 to 90 days bearing an interest rate of 6.5%.

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2010, the Company entered into agreements to repurchase a total of 5,110,353 (200,000 pre-split) common stock shares from shareholders at a price of $1.00 per share.  As of September 30, 2010, the Company had received all of the stock certificates and had paid the investors in full.

NOTE 6 – SIGNIFICANT EVENTS

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010 Western Ridge Minerals acquired all of the issued and outstanding shares of Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of Sunvalley received a total of 480,041,053 (2,514,600 pre-split) shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the Acquisition. There were 1,049,271,312 (5,496,400 pre-split) shares of our common stock outstanding before giving effect to the stock issuances in the Acquisition and the cancellation of 729,243,944 (3,820,000 pre-split) shares by Mr. Marco Bastidas and certain other shareholders resulted in there being 800,068,420 (4,191,000 pre-split) shares outstanding post acquisition.  As a result, the shareholders of the Company became the controlling shareholders of the combined entity.

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

SUNVALLEY SOLAR, INC.
Consolidated Notes to Financial Statements
September 30, 2010 and December 31, 2009

NOTE 6 – SIGNIFICANT EVENTS (CONTINUED)

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

On July 20, 2010 the Company’s board of directors approved a 19.0885235 for 1 forward stock split of the Company’s common stock.  On August 23, 2010 the Company’s board of directors approved a 10 for 1 forward stock split of the Company’s common stock.  The Company’s authorized common stock was increased to 1,000,000,000.  This forward splits have been retroactively applied and is reflected in the financial statements for the period ended September 30, 2010.

NOTE 7 – SUBSEQUENT EVENTS

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

We seek to continue our development as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.

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

Results of Operations for the three and nine months ended September 30, 2010

During the three months ended September 30, 2010, we generated gross revenues of $1,241,810.  Total cost of sales was $1,004,069, resulting in gross profit of $237,741.  Selling, general, and administrative expenses were $99,624.  Salary and wage expenses were $169,242. We experienced interest expense of $4,905 and other income of $624.  The net loss for the three months ended September 30, 2010 was therefore $35,406. By comparison, we generated gross revenues of $876,054 during the three months ended September 30, 2009.  Total cost of sales was $788,913, resulting in gross profit of $87,141.  Selling, general, and administrative expenses were $133,315.  Salary and wage expenses were 128,717. We experienced interest expense of $4,851 and other income of $40,247.  The net loss for the three months ended September 30, 2009 was therefore $139,495.

During the nine months ended September 30, 2010, we generated gross revenues of $3,312,977.  Total cost of sales was $2,783,366, resulting in gross profit of $529,611.  Selling, general, and administrative expenses were $355,702.  Salary and wage expenses were $421,278.  Bad debt expense was $37,320. We experienced interest expense of $14,082 and other income of $2,324.  The net loss for the nine months ended September 30, 2010 was therefore $296,447. By comparison, we generated gross revenues of $2,474,633 during the nine months ended September 30, 2009.  Total cost of sales was $2,108,477, resulting in gross profit of $366,156.  Selling, general, and administrative expenses were $403,215.  Salary and wage expenses were $375,081.  We experienced interest expense of $13,396 and other income of $40,823.  The net loss for the nine months ended September 30, 2009 was therefore $384,713.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets in the amount of 2,197,324, consisting of cash in the amount of $624,228, accounts receivable of $415,313, inventory in the amount of $1,114,903, other receivables of $32,271, and prepaid expenses of $10,609.  As of September 30, 2010, we had current liabilities in the amount of $2,388,914.  These consisted of accounts payable and accrued expenses in the amount of $2,041,979, accrued warranty in the amount of $26,535, notes payable to a related party in the amount of $175,000, customer deposits of $115,517, and the current portion of long term debt in the amount of $13,059.  Our working capital deficit as of September 30, 2010 was therefore $191,590.

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

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $879,532 as of September 30, 2010. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

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

Item 4.     (Removed and reserved)
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

Sunvalley Solar, Inc.

Date:	November 12, 2010
By: Title:	___________________________________ Zhijian (James) Zhang Chief Executive Officer and Director