Form 10-K
period 2010-12-31
SUNVALLEY SOLAR, INC.
filed 2011-03-31
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-150692

Sunvalley Solar, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8415633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

398 Lemon Creek Dr., Suite A Walnut, California	91789
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (909) 598-0618

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ]

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $n/a as of June 30, 2010. (No trades until after the end of registrant’s most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 803,068,420 as of March 24, 2011.

PART I

Item 1. Business

Principal Place of Business

Our principal offices are located at 398 Lemon Creek Dr., Suite A, Walnut, CA 91789.

Description of Business

We were incorporated as “Western Ridge Minerals, Inc.” on August 16, 2007, in the State of Nevada for the purpose of engaging in mineral exploration. On June 24, 2010, we entered into a Share Exchange Agreement with Sunvalley Solar, Inc. (“Sunvalley”) a California-based solar power technology and system integration company founded in January of 2007. Under the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of Sunvalley.  Following the share exchange with Sunvalley, we changed our name to “Sunvalley Solar, Inc.” As a result of entering into the Exchange Agreement, we abandoned our mineral exploration plans and continued with Sunvalley’s existing business of solar power technology, system design and integration.

We are focused on developing its expertise and proprietary technology to install residential, commercial and governmental solar power systems. We offer turnkey solar system solutions for owners, builders and architecture firms that include designing, building, operating, monitoring and maintaining solar power systems. We develop advanced solar technology and deploy to solar power application. Our customers range from small private residences to large commercial solar power users. We have the necessary licenses and expertise to design and install large scale solar power systems. We hold a C-46 Solar License from CBCL (California Board of Contractor License). Some of the large scale commercial solar power systems that we have designed and installed include large office buildings, manufacturing facilities and warehouses. Our proprietary technologies in solar installation provide our customers with a high quality and flexible solar power system solutions at a competitive cost.

We seek to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.

In 2007 and 2008, Sunvalley’s revenues came from its solar system design and installation business, including both residential and commercial projects. In 2008, Sunvalley produced $2.63M in revenue from solar system design and installation. Starting in November 2008, Sunvalley expanded its business to include solar equipment distribution. Sunvalley established distribution partnerships with Canadian Solar Inc, CEEG SST, Tianwei Solarfilms and PV Powered Inc., to distribute solar panels, solar inverters and other solar equipments to its clients in the U.S.. In 2009 and 2010, Sunvalley achieved $4.413M and $4.634M in revenues respectively, from its installation and distribution business. Meanwhile, since 2007, the company has spent considerable amount of resources on new solar technology research and development. We have a patent-pending technology that we believe is able to increase the efficiency of a solar panel while barely increasing the cost. Further development of this technology is needed in order to apply it in commercialized mass production of solar panels.

Glossary of Terminology Used In The Solar Power Industry

The following is a glossary of terms commonly used in the solar power industry in order to describe the functioning of solar power products, related technologies, and technological developments:

Absorber — In a photovoltaic device, the material that readily absorbs photons to generate charge carriers (free electrons or holes).

Alternating Current (AC) — A type of electrical current, the direction of which is reversed at regular intervals or cycles. In the United States, the standard is 120 reversals or 60 cycles per second. Electricity transmission networks use AC because voltage can be controlled with relative ease.

Acceptor — A dopant material, such as boron, which has fewer outer shell electrons than required in an otherwise balanced crystal structure, providing a hole, which can accept a free electron.

Ambient Temperature — The temperature of the surrounding area.

Amorphous Silicon — A thin-film, silicon photovoltaic cell having no crystalline structure. Manufactured by depositing layers of doped silicon on a substrate.

Ampere (amp) — A unit of electrical current or rate of flow of electrons. One volt across one ohm of resistance causes a current flow of one ampere.

Angle of Incidence — The angle that a ray of sun makes with a line perpendicular to the surface. For example, a surface that directly faces the sun has a solar angle of incidence of zero, but if the surface is parallel to the sun (for example, sunrise striking a horizontal rooftop), the angle of incidence is 90°.

Antireflection Coating — A thin coating of a material applied to a solar cell surface that reduces the light reflection and increases light transmission.

Cell efficiency – The percentage of electrical energy that a solar cell produces (under optimal conditions) as compared to the total amount of energy from the sun falling on the cell.

Cell Junction — The area of immediate contact between two layers (positive and negative) of a photovoltaic cell. The junction lies at the center of the cell barrier or depletion zone.

Clean Technology— Renewable energy and energy efficiency technologies plus other technologies that make use of resources more environmentally benign and/or reduce carbon emissions.

Conversion efficiency – The percentage of electricity that is created by a solar cell as compared to the amount of energy needed to generate that electricity.

Converter — A unit that converts a direct current (dc) voltage to another dc voltage.

Crystalline Silicon — A type of photovoltaic cell made from a slice of single-crystal silicon or polycrystalline silicon.

Current – The flow of electricity between two points. Measured in amps.

Direct Current (DC) — A type of electricity transmission and distribution by which electricity flows in one direction through the conductor, usually relatively low voltage and high current. To be used for typical 120 volt or 220 volt household appliances, DC must be converted to alternating current, its opposite.

Distributed Power — Generic term for any power supply located near the point where the power is used. Opposite of central power. See stand-alone systems.

Distributed Systems — Systems that are installed at or near the location where the electricity is used, as opposed to central systems that supply electricity to grids. A residential photovoltaic system is a distributed system.

Donor — In a photovoltaic device, an n-type dopant, such as phosphorus, that puts an additional electron into an energy level very near the conduction band; this electron is easily exited into the conduction band where it increases the electrical conductivity over than of an undoped semiconductor.

Efficiency – The ratio of output energy to input energy.

Electrical grid – A large distribution network that delivers electricity over a wide area.

Electrode — A conductor that is brought in conducting contact with a ground.

Electron — An elementary particle of an atom with a negative electrical charge and a mass of 1/1837 of a proton; electrons surround the positively charged nucleus of an atom and determine the chemical properties of an atom. The movement of electrons in an electrical conductor constitutes an electric current.

Energy — The capability of doing work; different forms of energy can be converted to other forms, but the total amount of energy remains the same.

Frequency — The number of repetitions per unit time of a complete waveform, expressed in Hertz (Hz).

Gigawatt (GW) — A unit of power equal to 1 billion Watts; 1 million kilowatts, or 1,000 megawatts.

Greenhouse effect – When heat from the sun becomes trapped in the Earth's atmosphere due to certain gases.

Grid – A distribution network, including towers, poles, and wires that a utility uses to deliver electricity.

Grid-connected PV system – A solar system that is tied in to the utility's network. When generating more power than necessary, the system supplies the surplus to the grid. At night, the system draws power from the grid.

Heterojunction — A region of electrical contact between two different materials.

Hole — The vacancy where an electron would normally exist in a solid; behaves like a positively charged particle.

Homojunction — The region between an n-layer and a p-layer in a single material, photovoltaic cell.

Incident Light — Light that shines onto the face of a solar cell or module.

Interconnect — A conductor within a module or other means of connection that provides an electrical interconnection between the solar cells.

Inverter — A device that converts direct current electricity to alternating current either for stand-alone systems or to supply power to an electricity grid.

Irradiance — The direct, diffuse, and reflected solar radiation that strikes a surface. Usually expressed in kilowatts per square meter. Irradiance multiplied by time equals insolation.

Kilowatt (kW) — A standard unit of electrical power equal to 1000 watts, or to the energy consumption at a rate of 1000 joules per second.

Kilowatt-Hour (kWh) — 1,000 thousand watts acting over a period of 1 hour. The kWh is a unit of energy. 1 kWh=3600 kJ.

Megawatt (MW) — 1,000 kilowatts, or 1 million watts; standard measure of electric power plant generating capacity.

Monocrystalline solar cell – A type of solar cell made from a thin slice of a single large crystal silicon.

Multicrystalline — A semiconductor (photovoltaic) material composed of variously oriented, small, individual crystals. Sometimes referred to as polycrystalline or semicrystalline.

Multijunction Device — A high-efficiency photovoltaic device containing two or more cell junctions, each of which is optimized for a particular part of the solar spectrum.

Net metering – A practice used in conjunction with a solar electric system where your electric meter tracks your net power usage, spinning forward when you use electricity from the utility, and spinning backward when your system is generating more electricity than you need.

Orientation — Placement with respect to the cardinal directions, N, S, E, W; azimuth is the measure of orientation from north.

Photoelectric Cell — A device for measuring light intensity that works by converting light falling on, or reach it, to electricity, and then measuring the current; used in photometers.

Photon — A particle of light that acts as an individual unit of energy.

Photovoltaic(s) (PV) — Pertaining to the direct conversion of light into electricity.

Photovoltaic (PV) Array — An interconnected system of PV modules that function as a single electricity-producing unit. The modules are assembled as a discrete structure, with common support or mounting. In smaller systems, an array can consist of a single module.

Photovoltaic (PV) Cell — The smallest semiconductor element within a PV module to perform the immediate conversion of light into electrical energy (direct current voltage and current). Also called a solar cell.

Photovoltaic (PV) Conversion Efficiency — The ratio of the electric power produced by a photovoltaic device to the power of the sunlight incident on the device.

Photovoltaic (PV) Device — A solid-state electrical device that converts light directly into direct current electricity of voltage-current characteristics that are a function of the characteristics of the light source and the materials in and design of the device. Solar photovoltaic devices are made of various semiconductor materials including silicon, cadmium sulfide, cadmium telluride, and gallium arsenide, and in single crystalline, multicrystalline, or amorphous forms.

Photovoltaic (PV) Effect — The phenomenon that occurs when photons, the "particles" in a beam of light, knock electrons loose from the atoms they strike. When this property of light is combined with the properties of semiconductors, electrons flow in one direction across a junction, setting up a voltage. With the addition of circuitry, current will flow and electric power will be available.

Photovoltaic (PV) Module — The smallest environmentally protected, essentially planar assembly of solar cells and ancillary parts, such as interconnections, terminals, [and protective devices such as diodes] intended to generate direct current power under unconcentrated sunlight. The structural (load carrying) member of a module can either be the top layer (superstrate) or the back layer (substrate).

Photovoltaic (PV) Panel — often used interchangeably with PV module (especially in one-module systems), but more accurately used to refer to a physically connected collection of modules (i.e., a laminate string of modules used to achieve a required voltage and current).

Photovoltaic (PV) System — A complete set of components for converting sunlight into electricity by the photovoltaic process, including the array and balance of system components.

P/N — A semiconductor photovoltaic device structure in which the junction is formed between a p-type layer and an n-type layer.

Polycrystalline — See Multicrystalline.

Polycrystalline Silicon — A material used to make photovoltaic cells, which consist of many crystals unlike single-crystal silicon.

Power Conversion Efficiency — The ratio of output power to input power of the inverter.

Semiconductor — Any material that has a limited capacity for conducting an electric current. Certain semiconductors, including silicon, gallium arsenide, copper indium diselenide, and cadmium telluride, are uniquely suited to the photovoltaic conversion process.

Silicon (Si) — A semi-metallic chemical element that makes an excellent semiconductor material for photovoltaic devices. It crystallizes in face-centered cubic lattice like a diamond. It's commonly found in sand and quartz (as the oxide).

Solar Energy — Electromagnetic energy transmitted from the sun (solar radiation). The amount that reaches the earth is equal to one billionth of total solar energy generated, or the equivalent of about 420 trillion kilowatt-hours.

Solar-Grade Silicon — Intermediate-grade silicon used in the manufacture of solar cells. Less expensive than electronic-grade silicon.

Solar Resource — The amount of solar insolation a site receives, usually measured in kWh/m2/day, which is equivalent to the number of peak sun hours.

Solar Spectrum — The total distribution of electromagnetic radiation emanating from the sun. The different regions of the solar spectrum are described by their wavelength range. The visible region extends from about 390 to 780 nanometers (a nanometer is one billionth of one meter). About 99 percent of solar radiation is contained in a wavelength region from 300 nm (ultraviolet) to 3,000 nm (near-infrared). The combined radiation in the wavelength region from 280 nm to 4,000 nm is called the broadband, or total, solar radiation.

Stand-Alone System — An autonomous or hybrid photovoltaic system not connected to a grid. May or may not have storage, but most stand-alone systems require batteries or some other form of storage.

Standard Test Conditions (STC) — Conditions under which a module is typically tested in a laboratory.

Storage Battery — A device capable of transforming energy from electric to chemical form and vice versa. The reactions are almost completely reversible. During discharge, chemical energy is converted to electric energy and is consumed in an external circuit or apparatus.

Thin Film — A layer of semiconductor material, such as copper indium diselenide or gallium arsenide, a few microns or less in thickness, used to make photovoltaic cells.

Thin Film Photovoltaic Module — A photovoltaic module constructed with sequential layers of thin film semiconductor materials. See amorphous silicon.

Tilt Angle — The angle at which a photovoltaic array is set to face the sun relative to a horizontal position. The tilt angle can be set or adjusted to maximize seasonal or annual energy collection.

Volt (V) — A unit of electrical force equal to that amount of electromotive force that will cause a steady current of one ampere to flow through a resistance of one ohm.

Voltage — The amount of electromotive force, measured in volts, that exists between two points.

Wafer — A thin sheet of semiconductor (photovoltaic material) made by cutting it from a single crystal or ingot.

Watt — The rate of energy transfer equivalent to one ampere under an electrical pressure of one volt. One watt equals 1/746 horsepower, or one joule per second. It is the product of voltage and current (amperage).

Waveform — The shape of the phase power at a certain frequency and amplitude.

Principal Products and Services

Our philosophy is to “provide solar electricity directly from the sun in a technology innovation-centric and cost effective way”. Since inception, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.  Our business plans are focused in four specific areas:

• Solar Systems Design and Installation

• Solar Technology Research and Development

• Solar Equipment Manufacturing and Distribution

• Distributed Power Plant Projects

In 2007 and 2008, 100% of our revenues were generated from our Solar Systems Design and Installation business. In 2009, 87.9% ($3.879 million) of our revenues were generated from our Solar Equipment Distribution business and 12.1% ($0.534 million) were generated from our Solar Systems Design and Installation business. In 2010, 89.23% ($4.135 million) of our revenues were generated from our Solar Equipment Distribution business and 10.77% ($0.499 million) from our Solar Equipment Distribution business. Our Solar Technology Research and Development and our Distributed Power Plant Projects businesses are in the development stage and have not yet generated revenue.

We are not currently dependent on one or a few major customers for our revenues. Instead, our total revenues for the last fiscal year were generated from over one hundred different customers.

Solar Systems Design and Installation

The scope of our solar systems design and installation business includes:

• Designing solar systems for commercial, residential, governmental and non-profit customers

• Installing solar power systems and related constructional systems for solar power end users

• Providing technical support and service to solar power end users

• Providing system performance monitoring services to solar power end users

• Providing government permit/incentives application services to solar power end users

Since our founding in 2007, we have focused on solar system design and installation. Installation is our core business, and it also provides the company with a platform for solar product supply, new technology development, and other lines of business. Our gross revenues to date have come mostly from the solar systems installation business. Our installation business is focused primarily in Southern California.  We were the first Chinese-American owned solar installation technology company in Southern California and much of the early growth in our systems installation business came from customers in the Chinese-American community of Southern California.

We are one of a few companies in California that has the permit and expertise to install large commercial solar systems (over 150K watts).  Design and installation of a solar power system, especially a large commercial solar power system, requires proper licenses, design capabilities in electrical systems and solar systems, and constructional (ground or roof) implementation ability, as well as experienced project management and an understanding of industry regulations. In addition, the ability to procure proper solar equipment is critical to large commercial solar system projects.

Sunvalley has obtained a C-46 Solar License from CBCL (California Board of Contractor License). We use engineers and project managers that have Certification of Solar Power System Design and Installation from SEI (Solar Energy International Training School). We have been focusing on developing our expertise and proprietary technology to install large commercial and governmental solar power systems since 2007. We are also able to procure the necessary equipment and supplies through our distribution partnerships. Some of large scale commercial solar power systems that we has designed and installed include large office buildings, manufacturing facilities, warehouses and hotels.

In 2008, we were positioned in the top twenty solar installation companies in terms of total installed solar system size in a list compiled by the California Energy Commission (CEC). In the CEC list, over 90% of companies were doing residential or small size commercial solar systems installation. Only a few companies in the list, including Sunvalley, had designed or installed solar power system projects over 100,000 watts.

Our installation business generated all of our revenues in 2007 and 2008, and it remains a significant component of our total revenue structure. Our development efforts in this area focus on the installation of large commercial and governmental solar power systems, as well as residential solar power systems. Our customers in this line of business run the gamut from small private residences to large commercial solar power projects. Some of large scale commercial solar power systems that we have designed and installed include large office buildings, manufacturing facilities, warehouses, and hotels.

Solar Technology Research and Development

As a reusable and green energy source, the solar cell has been providing an increasing portion of consumed energies, including in household heating and electricity, in commercially available cars, and in centralized solar electricity plants. However, the current solar cell modules or panels suffer severe drawbacks compared to fossil fuel energy sources in terms of cost-per-watt as well as in the efficiency of energy storage. The cost issue is related to the poor energy conversion efficiency and the use of the costly semiconductors as the electricity generation unit, which primarily corresponds to the light absorption of the solar cell module.

To improve the efficiency of the solar cell without adding more cost to it, we are developing a new metallic sub-wavelength design to realize the combination of the electrodes as SPP generators.  A typical PV solar cell operates by receiving sun light on an electric conversion unit or active layer. Active layers have typically been a semi-conductor having a p-n junction to produce electron-hole pairs or excitions whenever illuminated with light. In operation, each electron and hole of produced excition pairs are pulled in opposite directions by the internal electric field of the p-n junction resulting in an electric current. The same effect in organic cells is accomplished via either a bi-layer of acceptor and donor materials or a bulk hetero-junction of an acceptor and donor material. The resultant electric current may be extracted by electrodes and delivered to an electric circuit to an electricity storage device.

Despite this successful development and implementation, PV solar cell technologies have not yet been completely satisfactory for their intended purpose since manufacturing costs are high and efficiencies are too low for PV solar technologies to compete with non-renewable energies in terms of costs per energy watt produced.

As one of potential solutions, it has been discovered that surface plasmon polariton (SPP) assisted solar technologies may be developed to result in enhanced electricity production due to surface resonant excitation or surface Plasmon resonance (SPR). SPP assisted PV cells have heretofore operated by using the enhanced electrical fields produced by the SPR to either be directly converted to electricity or concentrate the light onto an active layer. With this technology, the efficiency of the solar cell can be increased, therefore the cost of solar power per watt will be reduced also.

The innovative design will also consider the variant spectral and angles, to guarantee excitation of the SPP at any angle around the bang gap, or absorption region of the solar cell unit. With the successful development of our new PV cells, we are expecting the efficiency of the organic thin-film-based solar cells to be over 10%, which is close to a 50% increase from that of the current commercially available thin film solar cells.

A typical PV solar cell operates by receiving sun light on an electric conversion unit or active layer. Active layers have typically been a semiconductor having a p-n junction to produce an electric current. The efficiency of the conversion depends on purity of the semiconductor, structure of the solar cell, insight spectrum, angle, and power directly to the solar cell, as well as temperature and other environmental conditions.

Our patent-pending technology uses Surface Plasmon Polariton (SPP) assisted solar technologies to enhance electricity production due to surface resonant excitation or Surface Plasmon Resonance (SPR). It will provide an apparatus and related method for efficiently converting solar radiation into electricity wherein the conversion efficiency in thin film active layers is measurable increased.

We believe that deployment of our new technology to increase the panel efficiency will reduce solar panel cost per watt as well as the total system cost. As an example, in the current U.S. market, the cost of thin-film solar panel (a-Si) is approximately $1.1/w~$1.4/w. The efficiency of the module is around 7%. For instance, a-Si thin film solar module TW-SF 95W produced by the Tianwei Soalrfilm is rated 95 watts output power. We assume the manufacturing cost for this module is $1/w. With the commercialization and implementation of new solar technologies, such as our patent-pending technology, the efficiency of this module can be increased from 7% to 10%, which in turn will increase the module output power from 95W to 135W with the same module size. So the solar panel cost per watt will be reduced to $0.70/w compared to $1.0/w before. The customer could save $3,000 for a 10,000 watt solar power system based on reduced solar panel cost only. Plus, with higher efficiency solar panels, the racking and electrical accessory cost of the system will be also reduced because fewer panels will be used for the same system size. The total system cost could be reduced over 30%. We expect that implementation of our new technology will reduce the overall cost of the solar power system to a level that is less than or at least comparable with fossil fuel energy sources in the near future.

Though our patent-pending technology is able to increase the efficiency of thin-film-based solar cells to over 10%, commercializing this technology into mass production will involve a trade-off between manufacturing cost per-panel and increased per-panel efficiency. In addition, our new PV cell concept will also need to demonstrate that panels using the technology will have a productive life-span and a tolerance to environmental conditions such as humidity, temperature, wind load that are sufficient for the panels to be used in real life application. Accordingly, there is no guarantee that we will be able to commercially produce and market solar panels using our new PV technology.

We have not yet generated revenues from our patent-pending new technology. With additional capital, however, we hope to commercialize our R&D outputs to our PV panels and installation applications. By combining our research and development capability with our existing installation business and planned panel manufacturing operation, we hope to establish a vertically integrated entity that can grow to become a premier supplier of solar panels in the United States.

The main points of focus for our R&D operation are as follows:

• Keeping and developing a small but strong R&D team in San Diego

• Collaborating with universities in the U.S. and panel manufacturers in China

• Effectively use resources from research institutes and universities in China

• Developing new solar technology and parts, focusing on application technologies

We are working together with UCSD (University of California, San Diego) to develop Surface Plasmon Polariton (SPP) assisted solar technologies. The equipment and facilities needed to fabricate the device is accessed from University of California, San Diego. The nano- clean room facilities in the School of Engineering at UCSD are equipped with many state of the art micro and nano- fabrication equipment and facility. The interference pattern that will be recorded in the solar cells will be obtained using an Argon laser operating at 362nm. This laser and its associated equipment, is available to us through special arrangement with the administration of the University of California, San Diego, as well as the Ultrafast and Nano- scale Optics lab in the Department of Electrical and Computer Engineering at UCSD. We are also working together with some panel manufacturers in China to get product line supports to commercialize the patented technology in the panel manufacturing. The panel manufacturers are also providing us some raw materials for lab testing. We are also collaborating with Haerbin Industrial University in China and Shenyang Mechanical Research Institute to develop and prototype a new solar micro-inverter.

Our key current R&D topics include:

• Developing new coating technology to increase the efficiency of PV panel

• Develop solar PV application technology to reduce system level cost and increase installation flexibility – racking and panel cleaning system

• Commercializing our patented advanced solar technology.

In 2009, we had R&D expenses of $35,000 for the development of advanced solar technologies, not including regular salary payment to our research engineers. In 2010, we incurred no R&D expenses except salary payment to our research engineers. None of our R&D costs have been borne directly by our customers.

Solar Equipment Manufacturing and Distribution

In recent years, we have signed distribution agreements with three of the largest solar panel producers in the world and one large solar inverter suppliers. Our partnerships with these manufacturers in the solar power industry have allowed us to broaden our customer base and to provide our customers with more cost competitive and complete solar system solutions with multiple selective options on PV panels and inverters. In 2009 and 2010, our solar equipment distribution business has grown to constitute the majority of our revenues.

Although we have not yet generated revenue from the manufacture of our own solar panels, our R&D team has developed a new type of nano-structured solar cell and filed for patent protection in the U.S. as “New Solar Cell Structure with Increased Efficiency” on March 22, 2010, application number 12/729,201.  We are currently applying for a Phase-I grant from Department of Energy, entitled "Surface Plasmon Enhanced Solar Cells,” in order to fund additional development of its proprietary solar cell.  With proper funding, the new technology could be commercialized and implemented in solar panel manufacture starting from OEM manufactured panels from reputable solar panel manufacturers in China. The manufactured solar panels would use our brand name with its patented technology. We would be responsible for quality control, certification applying, marketing, technical support and services in the United States. Our unique technology, if successfully commercialized and brought to market, would provide the solar panel market with a higher efficiency, lower cost unit than competing panels currently on the market. Our ability to provide after-sale services such as system maintenance, technical support, training, etc. for its customers could add another selling point for promotion of the new panel.

Distributed Power Plant Projects

We are in the development stage for a new line of business based on the installation of distributed solar power plants.  Although we are not currently generating revenue from the installation of distributed solar power plants, this area is a focus of our ongoing business development. Currently, most proposed solar power plants are stand-alone large scale power plants. Currently, all completed or proposed stand-alone large scale solar power plants were proposed or implemented by large solar panel manufacturers (such as First Solar, Solar Power, etc.) as well as investment bankers, utility companies or large installation companies as a group. We do not have sufficient funds and resources to build stand-alone large scale solar power plant, and we do not intend to develop stand-alone large scale power plants in the near future. Such plants are either solar thermal power plants (using solar panels to generate heat and then using thermal electrical methods to generate electricity) or photovoltaic farms (using PV panels to generate electrical power directly). Stand-alone power plants need to deploy high-voltage transformers, high-voltage power transmission lines, etc. Also, the limiting factor of solar power is that it generates little electricity when skies are cloudy and none at night. Excess power must therefore be produced during sunny hours and stored for use during dark hours. Most energy storage systems such as batteries are expensive or inefficient. Pressurized caverns and hot salt technologies are commonly used right now for these solar power plants, but they will require larger storage room and more complex technology. Due to these reasons, stand-alone power plants naturally are large scale (generally more than 15M Watts), and most of them are built on open public land, such as in a hot desert, due to large installation physical space required and cost of the land.

Building larger solar power plants involves serious issues such as the need for large investments in land and infrastructure including power transmission line and electrical distribution network constructions. Other troublesome issues are customer management independent from current utility company billing systems, three years or even longer environmental impact assessment study (required by federal environmental protection laws), sophisticated application processing for land use permits, different safety and security requirements for open public space, etc. All of these difficulties add up to tremendous investments, efforts and long waiting times. The Bureau of Land Management has taken as long as two years in order to just complete required environmental reviews.

By comparison, the small size, tied-to-grid, Distributed Power Plants we are planning to launch would be quite different from stand-alone large scale power plants. Our planned projects won’t use public land.  Instead, our plan is to use free roofs on private commercial buildings or private lands. We plan to build the power plants on private property to avoid environmental issues and easily tie to the grid to avoid power transmission lines and electrical distribution networks construction. We would also use current utility company billing systems to manage the system.

Most of environmental issues involved in the use public lands involve costs related to the protection of certain plants and animals and to the maintenance of soil composition, as the public lands that are suitable for large power plants are generally preserved open lands. Private property suitable for smaller distributed power plants generally does not involve in such issues, however since the land is typically smaller tracts in private agricultural use or existing rooftop spaces.

Although we do not currently have a distributed power plant under construction, we are working with customers, suppliers, and utility companies to develop a plan for our first such installation. The size of these types of roof-top solar power plants is much smaller than typical solar power plants (1M to 2M watts is typical for roof-top power plants, compared to over 15M watts for typical plants), but we would be able to build many smaller “power plants” on top of different buildings and tie them to utility grid to form a distributed power plant system.

Our planned distributed PV power plants are prompted by recent advances in solar technology that reduce the cost of installed photovoltaic generation and federal/state laws that ensure the “oversize to load” (no restriction on homeowners or businesses over-sizing their solar system when compared with their usage, or “load”) and provides greater fairness for consumers by requiring wholesale compensation for surplus power. Building smaller roof solar power plants would avoid most of the difficulties that currently face those who build larger solar power plants.

We are currently negotiating with some agricultural farmers who are our existing customers in the Palm Desert, California area to use their private lands to build our power plants. We are also in discussions with local utility companies about the possibility of selling excess solar power to be generated by the plants back to the utilities.

As an established solar system designer/installer, we have the requisite technical background, experience, licenses, and other capabilities necessary to build the roof-top distributed power plants. Because of our experience in larger scale commercial solar system design and installation, the planned distributed power plants would closely resemble some relatively larger commercial solar systems we are building today.

Competition and Market Overview

The solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospect for long-term worldwide demand for solar power has attracted many new solar panel manufacturers, as well as a multitude of design/integration companies in our market segment, with no single competitor gaining market dominance. We expect the manufacturing segment of the industry to consolidate as more solar panel manufacturing capacity comes online. We also expect there to be consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements.

Distribution Methods and Marketing

The most important part in a solar power system is the solar panel (PV module). Photovoltaic (PV) devices generate electricity directly from sunlight via an electric process that occurs naturally in certain types of materials. Groups of PV cells are configured into modules and arrays, which can be used to power any number of electrical loads. Crystalline silicon - the same material commonly used by the semiconductor industry - is the material used in a large portion of all PV modules today. PV modules generate direct current (DC) electricity. For residential use, the current is then fed through an inverter to produce alternating current (AC) electricity that can be used to power home appliances.

The majority of PV systems today are installed for homes and businesses that remain connected to the electric grid. Consumers use their grid-connected PV system to supply some of the power they need and use utility-generated power when their power usage exceeds the PV system output (e.g., at night). When the owner of a grid connected PV system uses less power than their PV system creates, they can sell the electricity back to their local utility, watch their meter spinning backwards, and receive a credit on their electric bill - a process referred as net metering. The electric grid thus serves as a “storage device” for PV-generated power.

The initial market focus for our commercial installation business has been the Chinese-American and broader Asian-American community of Southern California, with special emphasis on the Asian-American commercial market. We have been able to attract the attention of news media serving this market segment. Several newspapers (Chinese Daily News and World Journal), TV stations (Phoenix Satellite Television and DongSen Satellite Television), and local radio stations (AM1300), have had special reports on our company. These reports have generated positive reactions from readers, viewers, and listeners and have driven customer traffic to our office.

Today, we are focused on offering solar power solutions for owners, builders and architecture firms, including designing, building, operating, monitoring and maintaining solar power systems. Our customers run the gamut from small private residences to larger commercial solar power projects. In year 2008, we designed and installed a solar system for an office building, which covered 20,000 square feet roof top with 21KW, 112 pieces solar PV panels. The system is expected to save $89,185 in first 5 years for the customer. The end to end solution included roof reconstruction and solar power system. The system will have reduced CO2 emissions by 549,468 pounds which is equivalent to planting 120 acres of trees or removing 50 cars from the road.

In year 2009, we designed and installed one 170KW and one 165KW solar power system for a logistic company and a food & oil manufacturer respectively. These two systems will have saved around $900,000 for customers in the first five years in the form of reduced ongoing energy bills. End to end solutions included design and construction of mental shielding frame, roof reconstruction, and solar power system design/installation. These two systems are expected to reduce CO2 emissions by 3,830,067 pounds and 3,736,567 pounds which is the equivalent to planting around 900 acres of trees or removing around 350 cars from the road.

We plan to continue to pursue our media-based marketing and sales strategy in Southern California.  In addition, we are working very closely with our solar panel suppliers and inverter supplier to bid on larger power plants, including government contracts.

Principal Suppliers

We currently purchase solar panels primarily from several manufacturers, including Canadian Solar Inc., CEEG SST (which was acquired by China Energy in 2010.) and Tianwei Solarfilms. For the year ended December 31, 2009, these vendors accounted for approximately 92% of our total inventory purchases. We are the preferred distributor in the USA and the exclusive distributor in Southern California, Nevada and New Mexico of Canadian Solar Inc., which is a top-10 PV manufacturer in the world.

We maintain good relationships with all of our suppliers, and especially with our primary and important suppliers. In addition, we are continuously adding new alternative suppliers to our supplier list. Due to the standardization of solar equipment, all materials we purchase from our suppliers are available from other sources and suppliers.

We are the preferred distributor in the USA and the exclusive distributor in Texas, Nevada and Arizona of CEEG SST (acquired by CSUN in year 2010), one of a few PV panel manufacturers in the world that is able to provide high efficiency mono-crystalline solar panels. We are also the preferred distributor in the USA and the exclusive distributor in Texas, Nevada and Florida of Tianwei Solarfilm, one of the few manufactures in the world that is able to provide high efficiency thin film panels.

Our revenues currently derive from solar system design and installation as well as solar equipment distribution. In order to expand our installation business to states other than California, we will be required to comply with local license requirements by acquiring a local installer or by hiring locally-licensed contractors to serve as officers. For our solar equipment distribution business, no local licensures are required in California or other states.

As a result of continuing global development at all levels of solar equipment manufacturing, including in the area of raw materials supply, in 2009 and 2010, the risk of disruption in the supply of necessary raw materials for solar panels has been greatly reduced in 2011. In addition, we have established solid relationships with several large solar equipment suppliers, allowing us to access multiple sources. For the immediate future, we therefore believe that raw materials for our products will continue to be readily available.

Solar power companies in China have invested billions of dollars in solar power technology and PV panel manufacturing over the past few years. However, the market for solar power in China is not yet mature. Meanwhile, the European market is overcrowded. As a result, Chinese manufacturers are looking for business opportunities in the United States. As an established technology and system integration company, Sunvalley maintains a unique position to act as the bridge between Chinese manufacturers and their North American end customers while providing superior value-added services to these customers. Sunvalley has established strategic partnerships with several solar equipment manufacturers, solar power technology companies, and research institutes in China. We have signed a distribution agreement with Canadian Solar, Inc., which is a top-10 PV manufacturer. To further broaden our product coverage and provide its customers with more options on solar panels and inverters, We have also signed distribution agreements with CEEG SST (acquired by CSUN in year 2010) and Tainwei Solarfilms.  This will allow us to extend our product coverage from low cost PV panels to high efficiency PV panels and up to thin-film panels. We have also established partnerships with inverter supplier PV Powered, as well as solar racking manufacturers and solar electrical wires providers. The partnership with these manufacturers in the solar power industry allows Sunvalley to provide its customers with a cost competitive, complete solar system solution with multiple selective options on PV panels and inverters.

Intellectual Property

Our R&D team has developed a new type of nano-structured solar cell and filed for patent protection in the U.S. as “New Solar Cell Structure with Increased Efficiency” on March 22, 2010, application number 12/729,201.  We are currently applying for a Phase-I grant from Department of Energy, entitled "Surface Plasmon Enhanced Solar Cells,” in order to fund additional development of our proprietary solar cell.

The specific patent application info is as follows:

EFS ID	7261431
Application Number	12729201
Confirmation Number	6760
Title	A Surface Plasmon Resonance Enhanced Solar Cell Structure with Broad Spectral and Angular Bandwidth and Polarization Insensitivity
Receipt Date	22-MAR-2010
Application Type	Utility under 35 USC 111(a)

Personnel

We have 20 employees, 16 of whom are full-time employees.  Our current internal departments include the Administration Department, the Engineering Department, the Sales/Marketing Department and the New Technology Development Department.  We are lead by a management team that includes a group of scientists, research/development engineers, a professional marketing/sales team, and an experienced supply chain management team. In addition, our team includes solar power system design engineers, solar power system installation engineers, electrical system design engineers and construction engineers.

Government Regulation

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, there currently exist metering caps in certain jurisdictions, which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. These regulations and policies have been modified in the past and may be modified in the future in ways that could deter purchases of solar energy systems and investment in the research and development of solar energy technology. For example, without a mandated regulatory exception for solar energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. Such fees could increase the cost to our customers of using solar energy systems and make them less desirable, thereby harming our business, operating results and financial condition. Changes in net metering policies could also deter the purchase and use of solar energy systems. In addition, electricity generated by solar energy systems competes primarily with expensive peak hour electricity rates rather than with the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require solar energy systems to achieve lower prices in order to compete with the price of electricity.

The importation of a part of the products we sell is subject to tariffs, duties and quotas imposed by the United States.  In addition, other restrictions on the importation of our products are periodically considered by the United States Congress, and may again be considered to protect against “Asian” deflation.  No assurances can be given that tariffs or duties on such goods may not be raised, resulting in higher costs to us or that import quotas with respect to such goods will not be lowered.  Deliveries of products from our foreign suppliers could be restricted or delayed by the imposition of lower quotas or increased tariffs.  We may be unable to obtain similar quality products at equally favorable prices from domestic suppliers or from other foreign suppliers whose quotas have not been exceeded by the supply of goods to existing customers.

Research and Development Expenditures

In 2009, we had R&D expenses of $35,000 for the development of advanced solar technologies, not including regular salary payment to our research engineers. In 2010, we incurred no R&D expenses except salary payment to our research engineers. None of our R&D costs have been borne directly by our customers.

Subsidiaries

We do not have any subsidiaries.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We lease approximately 2,193 sq ft of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut CA 91789 for $3,211 per month.  This lease will terminate on May 31, 2011. The property is sufficient for our current business size. We plan to extend our lease for another three years after May 31, 2011.

Item 3. Legal Proceedings

Trade Secrets Lawsuit

On March 3, 2009, we filed a lawsuit against Yuming (Travis) Chou and Chenghsien (Ken) Hsieh for fraud, conversion, violation of the trade secrets act, violations of the business and professions code section 17200, and unjust enrichment.  The lawsuit was filed in the Los Angeles Superior Court, and the case number is BC408968.  Our counsel for this case is The Law Offices of Bin Li, PLC and its associate counsel, Jason J.L. Yang, Esq.  We alleged that Chou and Hsieh, while employed at the Company, wrongfully took our trade secrets (consisting of customer contracts, customer lists, Sunvalley solar system designs, investment agreements, financial reports, and employee records) for the purpose of starting their own competing solar company.  On May 22, 2009, Hsieh filed a cross-complaint against Sunvalley Solar, Inc. for rescission of 70,000 shares purchased by Hsieh (at the cost of $70,000), unpaid wages, and wrongful termination.  Hsieh amended the cross-complaint on July 29, 2009, and withdrew the unpaid wages and wrongful termination claims on October 22, 2009.  After we reached a settlement with Travis Chou, Mr. Chou was dismissed from the case on September 18, 2009.  We amended our complaint on October 13, 2009 by adding two defendants – KYM Construction, Inc. and Tai Hai (Terry) Yu.  On August 26, 2010, we reached a settlement with Chenghsien Hsieh. Mr. Hsien and other defendants were dismissed from the case. The remainder of the suit has subsequently been dismissed.

Our agent for service of process in Nevada is Val-U-Corp Services, Inc., 1802 North Carson St., Ste. 108, Carson City, NV 89701.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2010.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SSOL.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	$0.0479	$0.0044
September 30, 2010	$0.0802	$0.0310
June 30, 2010	$0.0016	$0.0016
March 31, 2010	n/a	n/a

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	n/a	n/a
September 30, 2009	$0.0003	$0.0003
June 30, 2009	n/a	n/a
March 31, 2009	n/a	n/a

On March 24, 2011, the last sales price per share of our common stock was $0.0124.

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

Holders of Our Common Stock

As of March 25, 2011, we had approximately two hundred seventeen (217) holders of record of our common stock, as well as other stockholders who hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes (the “NRS”) provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Business Development Plan

The primary components of our growth strategy are as follows:

• Developing and commercializing our proprietary solar technologies including our coating and focusing technologies, racking and panel cleaning system. By deploying these new technologies into our PV panels and solar installation business, we hope to enhance the value provided to our customers and increase our profitability.

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

• Getting involved in the private power providing business (Distributed Power Plants).  Developing this line of business will lead to higher profit margins and income to our business. In the future, this line of business could become one of our main income sources.

Expansion of Installation Business

We are planning to expand its installation business from Southern California to Northern California, Arizona or other states in two to three years. We will continue to execute our marketing and sales strategy in Southern California and, with additional capital, will be able to expand our business to cover Northern California, Arizona or other states.  The planned expansion is expected to occur through acquiring smaller installation companies in these regions and/or through the establishment of subsidiaries in these states and boost our installation profits. Our current intention is to establish two new offices located in Northern California or other states and in San Diego. The estimated start-up cost for each new branch would be approximately $500,000.

If we are able to expand our installation business, it will assist us in gaining favorable terms from OEM international manufacturers of our planned solar panel manufacturing operation.  In addition, an expanded installation business would allow us to accelerate the introduction of our new technologies and solar parts and would generate additional revenue to fund initial investment in our planned Distributed Power Plant business and to further fund our investments in R&D.

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

Initiate OEM Manufacturing of Solar Panels

By leveraging its solar panel installation business and R&D, we plan to procure OEM solar panels from selected Chinese manufacturers and to market them in the U.S. under our brand name. We will be responsible for R&D, quality control, customer service, sales and marketing activities, as well as panel certification in U.S.

The estimated OEM panel cost is less than $1.40 per watt. As a reference, currently, the lowest panel price is around $1.80 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

Our marketing strategy for its planned OEM solar panels is as follows:

• Set-up a platform to showcase our innovative solar panel technologies and make Sunvalley solar panels a household name.

Unlike other merchandise, solar panel is very unique in that it requires very high level of quality assurance and customer satisfaction. Providing satisfactory customer service and technical support is absolutely vital in solar panel sales. As the first step, we will strive to make its brand a household name. The Sunvalley solar panel will be used by our installation business as well as several other installation companies which have partnerships with us. We do not currently have partnerships with other solar installation companies, but we plan to pursue them after introducing the panels to the market through our own installation business. A marketing campaign aimed at other solar installation companies will help to achieve this goal. We will use our own installation business as the platform to showcase the product quality and build up consumer awareness of its brand.

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

• OEM Management costs – $200,000

Develop Distributed Power Plan Business

With our resources and experience gained from large scale solar power system designs, installation and other related business, we believe we have unique advantages in the design and installation of large roof-top power plant systems. We are aggressively proposing our Distributed Power Plant solution to utility companies in Southern California. We believe that by collaborating with us on this approach, utility companies will benefit in the form of free installation, field space, and our expertise on large commercial solar system designs, installation and maintenance services, as well as our technical and management experience. By collaborating with us, utility companies can help to achieve their alternative energy requirements under California law.

We are pursuing substantial contracts with some of our current installation customers who control or own over 2,000,000 square feet of roofs on warehouses or other buildings in Southern California. We are also seeking additional private space agreements with other commercial customers. We are among the few companies in California that has the permit and expertise to install large-scale commercial and/or government solar power systems, together with roof constructional design and building interior/exterior electrical designs. We believe additional advantages are provided by our experience in filing solar power system permit applications and rebate applications and our expertise gained through our experience with governments and utility companies.

Results of Operations for the Years Ended December 31, 2010 and 2009.

During the fiscal year ended December 31, 2010, we generated gross revenues of $4,634,140. Total cost of sales was $3,924,330, resulting in gross profit of $709,810. Operating expenses were $1,080,905. We experienced other income in the amount of $11,147 and interest expense of $15,891. The net loss for the fiscal year ended December 31, 2010 was therefore $375,839.

By comparison, we generated gross revenues of $4,413,033 during the fiscal year ended December 31, 2009. Total cost of sales was $3,804,905, resulting in gross profit of $608,108. Operating expenses for 2009 were $1,219,905. We experienced other income in the amount of $40,000 and interest expense of 16,062. The net loss for the fiscal year ended December 31, 2009 was therefore $587,859.

In 2007 and 2008, the majority of our revenue came from our solar system design and installation business, including both residential and commercial projects. Specifically, in 2008, we produced $2.63 million in revenue from solar system design and installation. The gross profit margin of the solar installation business is approximately 20%.

Although we had expected to see an increase of over 150% in our solar installation business in 2009, our solar installation business and the solar industry as a whole was badly affected by the global economic crisis started in late 2008. During 2009 and 2010, because banks and investment institutes were very reluctant to loan money to solar customers, many potential solar power system customers suspended their plans to invest in new solar power systems. This development, in turn, had a negative impact on our solar installation business in 2009 and 2010. In order to reduce the risk to our business presented by these developments, we expanded our operations to include a new solar equipment distribution business beginning in November of 2008. We established distribution partnerships with Canadian Solar Inc., CEEG SST, Tainwei Solarfilms, and PV Powered Inc., to distribute solar panels, solar inverters and other solar equipments to their clients in the U.S. Although the gross margin for our distribution business is less than 10%, this line of business contributed to the majority of our gross revenues in 2009 and 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets in the amount of 3,097,062, consisting of cash in the amount of $546,164, accounts receivable of $546,388, inventory in the amount of $1,925,233, other receivables of $7,481, and prepaid expenses and other current assets of $71,796. As of December 31, 2010, we had current liabilities in the amount of $2,994,330. These consisted of accounts payable and accrued expenses in the amount of $2,883,316, accrued warranty in the amount of $27,688, customer deposits of $70,070, and the current portion of long term debt in the amount of $13,256. Our working capital as of December 31, 2010 was therefore $102,732.

Our accounts payable and accrued expenses as of December 31, 2010 consisted of the following:

Accounts Payable	$2,780,527
Credit Card payable	$44,789
Accrued vacation	$14,905
Other accrued expense	$22,995
Payroll liabilities	$1,068
Sales tax payable	$18,232
State Income tax payable	$800
Total	$2,883,316.00

As of December 31, 2010, our only long-term liability was a loan owing to East West Bank with a balance of $87,525. The current portion due within the next year is $13,256. The principal amount outstanding accrues annual interest at the bank's variable index rate (approx. 6.00% as of December 31, 2010). The East West Bank loan is collateralized by all business assets.

In order to move forward with our business development plan set forth above, we will require additional financing in the approximate amount of $4,500,000, to be allocated as follows:

Initiate OEM Manufacturing	$2,000,000
R &D Commercialization Costs	$500,000
Expansion of Installation Business (3 new branches)	$1,500,000
Additional working capital and general corporate	$500,000
Total capital needs	$4,500,000

We will require substantial additional financing in the approximate amount of $4,500,000 in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time.  We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible.

We are currently seeking additional financing through the sale of common equity, including the sale of common equity to Auctus Private Equity Fund, LLC through a Draw-Down Equity Financing Agreement, and/or the issuance of debt convertible to common equity. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $958,924 as of December 31, 2010. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009
F-3	Consolidated Statements of Operation for the years ended December 31, 2010 and 2009
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for period from December 31, 2008 to December 31, 2010
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
F-6	Notes to Consolidated Financial Statements
29

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunvalley Solar, Inc.

We have audited the accompanying consolidated balance sheets of Sunvalley Solar, Inc., as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc., as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had losses from operations of $375,839 and accumulated deficit of $958,924, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

/s/ Sadler, Gibb and Associates, LLC

Salt Lake City, UT

March 25, 2011

SUNVALLEY SOLAR, INC.

Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$546,164	$309,453
Accounts receivable, net	546,388	295,278
Inventory	1,925,233	3,344,866
Other receivables	7,481	65,378
Prepaid expenses and other current assets	71,796	1,527

Total current assets	3,097,062	4,016,502

PROPERTY AND EQUIPMENT, NET	71,208	56,853

OTHER ASSETS
Other assets	18,186	16,936

Total other assets	18,186	16,936

TOTAL ASSETS	$3,186,456	$4,090,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,883,316	$3,405,207
Bank overdraft	—	—
Accrued warranty	27,688	22,833
Current portion of long-term debt	13,256	8,178
Notes payable to related party	—	175,000
Customer deposits	70,070	93,555

Total current liabilities	2,994,330	3,704,773

LONG-TERM LIABILITIES
Notes payable	74,269	91,822

Total long-term liabilities	74,269	91,822

TOTAL LIABILITIES	3,068,599	3,796,595

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 800,068,420 and 485,151,406 shares
issued and outstanding, respectively	800,068	485,151
Additional paid-in capital	276,713	391,630
Accumulated deficit	(958,924)	(583,085)

Total Stockholders' Equity	117,857	293,696

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,186,456	$4,090,291

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$4,634,140	$4,413,033
COST OF SALES	3,924,330	3,804,925

GROSS PROFIT	709,810	608,108

OPERATING EXPENSES
Salary and wage expense	547,738	500,014
Bad debt expense	35,320	44,680
General and administrative expenses	497,847	675,211

Total operating expenses	1,080,905	1,219,905

LOSS FROM OPERATIONS	(371,095)	(611,797)

OTHER INCOME (EXPENSES)
Interest income	—	—
Interest expense-related parties	—	—
Other income	11,147	40,000
Interest income (expense), net	(15,891)	(16,062)

Total other income (expenses)	(4,744)	23,938

LOSS BEFORE TAXES	(375,839)	(587,859)

Provision for income taxes	—	—

NET LOSS	$(375,839)	$(587,859)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	648,323,685	485,844,422

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	488,984,171	$488,984	$387,797	$4,774	$881,555

Retirement of common stock	(3,832,765)	(3,833)	3,833

Net loss for the year
ended December 31, 2009	—	—	—	(587,859)	(587,859)

Balance at December 31, 2009	485,151,406	485,151	391,630	(583,085)	293,696

Repurchase of common stock	(5,110,353)	(5,110)	(194,890)	—	(200,000)

Recapiltalization	320,027,367	320,027	(320,027)	—	—

Contributed captial	—	—	400,000	—	400,000

Net loss for the year
ended December 31, 2010	—	—	—	(375,839)	(375,839)

Balance at December 31, 2010	800,068,420	$800,068	$276,713	$(958,924)	$117,857

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES:

Net income (loss)	$(375,839)	$(587,859)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	14,148	15,355
Changes in operating assets and liabilities:
Accounts receivable	(251,110)	(244,830)
Inventory	1,419,633	(2,848,324)
Prepaid expenses and other assets	(70,269)	247,737
Other receivable	57,897	(60,369)
Deferred financing costs	—	26,500
Accounts payable and accrued warranty expenses	(517,036)	3,346,227
Other assets	(1,250)	—
Customer deposits	(23,484)	(18,651)

Net Cash Provided by (Used) in Operating Activities	252,690	(124,214)

INVESTING ACTIVITIES:

Purchase in property and equipment	(28,504)	(8,551)

Net Cash (Used) in Investing Activities	(28,504)	(8,551)

FINANCING ACTIVITIES:

Proceeds from related party notes payable	—	285,000
Repayment of related party notes payable	(175,000)	(310,000)
Proceeds from notes payable	—	158,000
Repayments from notes payable	(12,475)	(58,000)
Contributed capital	400,000	—
Repurchase of common stock	(200,000)	—

Net Cash Provided by Financing Activities	12,525	75,000

NET INCREASE (DECREASE) IN CASH	236,711	(57,765)
CASH AT BEGINNING OF YEAR	309,453	367,218

CASH AT END OF YEAR	$546,164	309,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$24,808	$8,021
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES	$—	$—
None	$—	$—
Common stock issued for placement agent services	$—	$—

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Sunvalley Solar, Inc. (the Company) was incorporated on August 16, 2007 under the laws of the State of Nevada as Western Ridge Minerals, Inc. Sunvalley Solar Inc. (the "Subsidiary"), formerly known as West Coast Solar Technologies Corporation, a California corporation, was incorporated on January 30, 2007.

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010, Western Ridge Minerals acquired all of the issued and outstanding shares of the Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of the Sunvalley received a total of 480,041,053 (2,514,600 pre-split) shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the acquisition. There were 1,049,271,312 (5,496,400 pre-split) shares of common stock outstanding before giving effect to the stock issuances in the acquisition and the cancellation of 729,243,944 (3,820,000 pre-split) shares by Mr. Marco Bastidas and certain other shareholders resulted in there being 800,068,420 (4,191,000 pre-split) shares outstanding post acquisition. As a result, the shareholders of the Subsidiary became the controlling shareholders of the combined entity. In connection with the acquisition, $400,000 was contributed to the Company from a Company shareholder.

Accordingly, the transaction is accounted for as a recapitalization with the Subsidiary deemed to be the accounting acquirer and the Company the legal acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations of the Subsidiary prior to the Merger are reflected in the financial statements and are recorded at the historical cost basis of the Subsidiary. The Company’s consolidated financial statements after completion of the Acquisition include the assets and liabilities of both companies. Following the Acquisition the Company’s fiscal year-end has been changed from March 31 to December 31.

Description of Business

The Company markets, sells, designs and installs solar panel for residential and commercial customers. The Company primary market is in the state of California, however the Company may sell anywhere in the United States.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2010 and has an accumulated deficit of $958,924 as of December 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to raise additional operating capital through a private placement of the Company’s common stock. Management believes that with sufficient working capital the Company can produce sufficient sales to become cash flow positive and profitable which will allow it to continue as a going concern. There is no assurance that the Company will be successful in its plans.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the financial statements include the allowance for doubtful accounts, sales returns, stock based compensation, inventory reserves, valuation allowances for property and equipment and intangible assets, deferred income tax valuation allowances and litigation. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Operating Segments

The Company operates in one operating segment.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $80,000 and $44,680, as of December 31, 2010 and 2009.

Customer Deposits

Customer deposits represent advance payments received for products and are recognized as revenue in accordance with the Company’s revenue recognition policy.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods.  Finished goods consist of solar panels ready for installation and delivery to customers.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives used in determining depreciation are three to five years for tooling, five years for computers and vehicles, and five to seven years for furniture and equipment. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition. The estimated useful lives are as follows:

Useful Life
Automobile	5 Years
Furniture	7 Years
Software	5 Years
Office Equipment	5 Years
Machinery	5 Years

Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2010 and 2009.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. In the case of the Notes Payable, the interest rate on the notes approximates the market rate of interest for similar borrowings. Consequently the carrying value of the Notes Payable also approximates the fair value. It is not practicable to estimate the fair value of the Notes Payable to Related Party due to the relationship of the counterparty.

Revenue Recognition

The completion of a solar installation project ranges from one to six months, thus the Company recognizes revenue of a system installation under the completed contract method of accounting. Revenue from installation of a system or sales of solar panels are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as labor, inbound freight costs and other material costs required to complete products.

Product Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and l0 years, respectively. The Company will assist its customers in the event that the manufacturers’ warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a l0-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers’ warranty. Maintenance services such as cleaning the solar panels and checking the systems are offered to customers twice a year without a separate service charge.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $27,688 and $22,833 at December 31, 2010 and 2009, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $27,210 and $20,478 for the years ended December 31, 2010 and 2009, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $-0- and $35,000 for the years ended December 31, 2010 and 2009, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive. There were no potentially dilutive shares that were excluded from the shares used to calculate diluted loss per share for the years ended December 31, 2010 and 2009.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3: RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2010 and 2009 the Company maintains a certificate of deposit in the amount of $12,500 with a financial institution. The restricted cash amount is included in other assets in the accompanying December 31 , 2010 and 2009 balance sheets.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 4: INVENTORY

The Company’s inventory consisted of the following at December 31, 2010 and 2009:

	2010	2009
Raw materials	$8	$309,494
Work in Progress	6,741	13,972
Finished goods	1,918,484	3,021,400
Total Inventory	$1,925,233	$3,344,866

NOTE 5: OTHER RECEIVABLES

The Company participates in the California Solar Initiative ("CSI") Program launched by Southern California Edison( "SCE"). Other receivables include the Expected Performance Based Buy-down ("EPBB") rebates under the CSI program. Once the Company completes the solar systems which are connected to SCE's power grid and the site passes inspection and all of the required information is submitted the Company will receive the EPBB rebates from SCE.

NOTE 6: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2010 and 2009:

	2010	2009
Computer equipment	$32,407	$31,253
Furniture	16,065	16,065
Software	2,368	2,368
Vehicles	62,094	34,734
Gross Property and Equipment	112,934	84,420
Less: accumulated depreciation	(41,726)	(27,567)
Net Property and Equipment	$71,208	$56,853

Depreciation expense for the years ended December 31, 2010 and 2009 was $14,159 and $15,355, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company owes $-0- and $175,000 for short-term related party loans with maturity dates less than a year bearing an interest rate of 6.5% per annum to its stockholders as of December 31, 2010 and 2009, respectively. The interest expense incurred for these short-term loans was $9,014 and $15,542, for the years ended December 31, 2010 and 2009, respectively. $175,000 plus $19,147 of interest was paid during 2010. $310,000 plus $6,400 of interest was repaid during 2009.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 8: NOTES PAYABLE

Notes payable outstanding as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
SBA loan payable (1)	$87,525	$100,000
Total Notes Payable	$87,525	$100,000

(1)    The Company has a loan through a bank with a maximum borrowing of $100,000 is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (approximately 6.00% as of December 31, 2010).

Future maturities of long-term debt are as follows:

2011	$13,256
2012	14,072
2013	14,940
2015	15,861
2016	16,839
Thereafter	12,557
Total	$87,525

NOTE 9: EQUITY TRANSACTIONS

Common Stock Issuances

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010, Western Ridge Minerals acquired all of the issued and outstanding shares of the Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of the Sunvalley received a total of 480,041,053 (2,514,600 pre-split) shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the acquisition. There were 1,049,271,312 (5,496,400 pre-split) shares of common stock outstanding before giving effect to the stock issuances in the acquisition and the cancellation of 729,243,944 (3,820,000 pre-split) shares by Mr. Marco Bastidas and certain other shareholders resulted in there being 800,068,420 (4,191,000 pre-split) shares outstanding post acquisition. As a result, the shareholders of the Subsidiary became the controlling shareholders of the combined entity. In connection with the acquisition, $400,000 was contributed to the Company from a Company shareholder.

Accordingly, the transaction is accounted for as a recapitalization with the Subsidiary deemed to be the accounting acquirer and the Company the legal acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations of the Subsidiary prior to the Merger are reflected in the financial statements and are recorded at the historical cost basis of the Subsidiary. The Company’s consolidated financial statements after completion of the Acquisition include the assets and liabilities of both companies. Following the Acquisition the Company’s fiscal year-end has been changed from March 31 to December 31.

During the year ended December 31, 2009, the Company cancelled a total of 3,832,765 common stock shares returned to it from shareholders.

During the year ended December 31, 2010, the Company entered into agreements to repurchase a total of 5,110,353 common stock shares from shareholders at a price of approximately $0.04 per share.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 9: EQUITY TRANSACTIONS (CONTINUED)

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

NOTE 10: SIGNIFICANT EVENTS

On December 31, 2010, the Company entered into a Drawdown Equity Financing Agreement (the “DEFA”) and an accompanying Registration Rights Agreement (the “RRA”) with Auctus Private Equity Fund, LLC, a Massachusetts limited liability company (“Auctus”).  Under the DEFA, the Company has agreed to issue and sell up to $10,000,000 worth of the Company’s common stock, par value $0.001 per share, over a three year period.

The DEFA entitles the Company to request “Advances,” or draw-downs, under the agreement at our election from time to time.  By delivery of a Drawdown Notice under the agreement, the Company can affect the sale of common stock to Auctus valued at a maximum of either (i) $500,000 or (ii) 200% of the average daily volume of the common stock based on the ten (10) trading days preceding the Drawdown Notice Date (as defined in the DEFA), whichever is larger. The purchase price of the common stock for an Advance shall be set at ninety-three percent (93%) of the lowest closing bid price of the common stock during the Pricing Period, which is defined as the five (5) consecutive trading days immediately after the Drawdown Notice Date.  There must be a minimum of five (5) trading days between each Drawdown Notice Date.

Under the DEFA, Auctus shall immediately cease selling any shares of the Company’s common stock during a Pricing Period if a) the market price of the Company’s common stock falls below a fixed-price floor that the Company provide per Drawdown or b) the market price of the Company’s common stock falls below seventy-five percent (75%) of the average closing bid price of the common stock over the preceding ten (10) trading days prior to the Drawdown Notice Date (the "Floor"). In the Company’s sole discretion, the Company may waive its right with respect to the Floor and allow Auctus to sell any shares below the Floor Price.  The floor price restriction only applies to the five (5) consecutive trading days immediately after the Drawdown Notice Date.

NOTE 11: INCOME TAXES

The FASB has issued FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 11: INCOME TAXES (CONTINUED)

Deferred tax assets and the valuation account are as follows:

	2010	2009
Deferred tax assets:
NOL carryover	$127,786	$199,872
Valuation allowance	(127,786)	(199,872)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009. The components of income tax expense are as follows:

	2010	2009
Book income (loss)	$(327,658)	$(199,872)
Valuation allowance	327,658	199,872
	$—	$—

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $963,699 and $587,859 as of December 31, 2009 and 2008, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended
	2010	2009
Federal statutory rate	-25.00%	-25.00%
State taxes - net of federal benefit	-9.00%	-9.00%
Meals and entertainment	0.00%	0.00%
Contributed Services	0.00%	0.00%
Penalties	0.00%	0.00%
Change in valuation allowance	34.00%	34.00%
	0.00%	0.00%

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2010, 2009, and 2008.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company leases an office under an operating lease that expires on May 31, 2011.  Total rent expense amounted to $38,000 and $37,000 for the fiscal years ended December 31, 2010 and 2009, respectively.

Future minimum base lease payments are as follows:

Year Ending December 31,
2011	$16,000
Total	$16,000

Legal Proceedings

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

 NOTE 13: CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from one manufacturer and one manufacturer during the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, these vendors accounted for approximately 97% and 97%, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2010 and 2009, one and two customers, respectively, represented more than 10% of the Company’s sales. This translates to approximately 19% and 29%, respectively, of the Company's annual net revenues.

NOTE 14: SUBSEQUENT EVENTS

On December 30, 2010, the board of directors approved the entry into a Securities Purchase Agreement (the “SPA”) with Asher Enterprises, Inc. (“Asher”) and the issuance to Asher of a Convertible Promissory Note (the “Note”) under the SPA in the amount of $100,000.  The SPA and the Note are effective January 7, 2011.  The Note bears interest at an annual rate of 8%, with principal and interest coming due on October 7, 2011.  The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance date of the Note.  The conversion price under the Note is 61% of the Market Price of our common stock on the conversion date.  For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Upon conversion of the Note in whole or in part, the Company will be obligated to deliver the conversion stock to the holder within 3 business days of our receipt of notice of conversion.  Failure to timely deliver conversion stock will cause us to incur daily penalties.  The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note will result in certain penalties depending on the time of pre-payment, and will not be allowed after 180 days.

SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

 December 31, 2010 and 2009

NOTE 14: SUBSEQUENT EVENTS (CONTINUED)

On January 19, 2011, a majority of the Company’s shareholders and the board of directors approved an amendment to the Articles of Incorporation to increase the total authorized common stock from 1,000,000,000 shares to 1,500,000,000 shares.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

15

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our officers and directors were appointed on the effective date of the Merger. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Zhijian (James) Zhang	43	President, CEO, Director
Mandy Chung	42	Chief Financial Officer, Secretary, Treasurer
Hangbo (Henry) Yu	56	General Manager, Director
Fang Xu	44	Chief Technology Officer
Shirley Liao	41	Director of Administration
Anyork Lee	60	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Zhijian (James) Zhang – Dr. Zhang is our President, CEO, and a member of our board of directors. He has held these positions since January of 2007. Dr. Zhang graduated from Tsinghua University with a Ph.D. in opto-electronics. He has over 15 years of experience in opto-electronics and the semiconductor industry. From 2006 to 2008, he held the position of senior manager at Motorola, a leading telecommunication equipment provider. From 2004 to 2006, he held the position of Director at ZTE San Diego, also a leading telecommunication equipment provider.

Dr.Zhang has a strong reputation as an executive in the opto-electronics/semiconductor industry, including the solar energy field. Dr. Zhang has quality leadership experience in business operations, especially in product and program development, product development procedures, and milestone setting and enforcement, and R&D team building.

Mandy Chung -- Ms. Chung is our Chief Financial Officer, Secretary, and Treasurer.  She has held these positions since August of 2008. Ms. Chung co-founded Chung & Chung Accountancy Corporation, CPAs (CCAC) in 2004 and she is licensed as a Certified Public Accountant in California. Ms. Chung is one of the partners in CCAC and she provides audit, review, compilation, consulting, tax services and financial planning to various clients. Ms. Chung has been working for CCAC for the past five years since its establishment.

Ms. Chung graduated from Texas A&M University (College Station) with a Master’s degree in Finance and a Bachelor’s degree in Accounting. Ms. Chung has over 15 years of public accounting experience in providing auditing, accounting, business consulting and tax services to a wide range of industries. She has extensive experience in performing reviews and audits for various organizations, including publicly reporting companies. In addition, Ms. Chung helped the former founder of Dietrich Coffee to prepare a ten-year business and financial plan to establish a new series of coffee stores. Ms. Chung also conducted various incurred costs audits for MGM Mirage, Los Angeles County Metropolitan Transportation Authority and Caltrans.

Hangbo (Henry) Yu -- Mr. Yu is our General Manager and a member of our Board of Directors. He has served in these positions since January of 2007 and was the founder of our business. From 2004 through 2006, Mr. Yu was the General Manager and a board member of International Transportation Corp., Canada. He graduated from Beijing University of Aeronautics and Astronautics with a Bachelor’s degree in Structure Design. He has run several startup companies in China and Canada, respectively. Over the past 12 months, Mr. Yu has been working to establish relationships with major solar power equipment manufacturers in China. Mr. Yu is an experienced business and operations manager. He has over 20 years of experience in import-export, logistics, international transportation, solar business operation and solar power system project planning and field managing.

Fang Xu -- Dr. Xu is our Chief Technology Officer.  He has served in this position since July of 2008. From 2005 through June of 2008, he was a staff design engineer at Via Telecom, Inc. He graduated from the Electrical Department of Beijing University in China, has a Masters Degree in Electronics from the University of Alabama, and a PhD in Photonics from the University of California, San Diego. Dr. Xu is currently in charge of our research and development efforts . Dr. Xu has over 13 years of experience in both in academic and industrial environments. Dr. Xu has extensive knowledge in photonics, and optics, as well as micro and nano-scale device processing technologies. In addition, Dr. Xu has hands on experience in making the nano-scale structure that modifies the effective dielectric properties of optical materials. Dr. Xu has been a pioneer in the use polarization selective materials to construction micro and nanoscale diffractive optical elements.

Shirley Liao -- Mrs. Liao is our Director of Administration.  She has served Sunvalley Solar, Inc. in this position since January of 2007. She graduated from Guangxi University in Art and Financial Management. Before moving to the United States, Shirley Liao worked in an international trading company (Audio & Video Company of Guangxi) as an executive management member. While working there, Mrs. Liao acquired experience in international trade as well as general sales management. From 1997 through 1998, she worked at Trust Bank as a Loan Officer. She has also worked at Coldwell Banker George Realty since 2000 as a real estate broker. Through the real estate sales business, she established a great relationships with local societies, business owners, banks, builders and government agencies. Her excellent market and sales experiences as well as connections to customers bring an exceptional value to the company.

Anyork Lee -- Mr. Lee is a member of our Board of Directors.  He graduated from National Taiwan University, Taiwan and got his MBA from California State University, Stanislaus, in 1979. Mr. Lee has extensive connections to various Chinese-American and other organizations and societies. Mr. Lee has been a Director of the Board of Alhambra Medical University since 2005 and served as a Governing Board Member of Walnut Valley from 1997 to 2005. He is the president of CAAM (California Alliance of Acupuncture Medicine), Chairman of Southern California Chapter of APIAPAA (Asian Pacific Island American Public Affair Association), a Planning Committee Member of Susan Samueli Center for Integrative Medicine at University of California, Irvine, a Board Member of the Chinese American Association of Diamond Bar, and a member of the Board of Trustees of Walnut Valley Unified School District. Mr. Lee’s other affiliations include:

Jan. 2008 – present	Council of Acupuncture & Oriental Medical Association, President
April 2007 – present	Asian Pacific Island American Public Affair Association- Southern California Chapter, Chair
Jan. 2007 – present	Ca. Alliance of Acupuncture Medicine, President Emeritus
Aug. 2005 – present	University of California, Irvine, Susan Samueli Center for Integrative Medicine, Planning Committee Member
Oct. 2004 – present	DB 4Youth, member Asian American Acupuncture College, San Diego

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have three directors.   Zhijian (James) Zhang, Hangbo (Henry) Yu, and Anyork Lee, are our current directors.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers other than Shirley Liao and Hangbo (Henry) Yu who are wife and husband.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

The appropriate size of our Board of Directors;
Our needs with respect to the particular talents and experience of our directors;
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
Experience in political affairs;
Experience with accounting rules and practices; and
The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Zhijian (James) Zhang	0	0	0
Mandy Chung	0	0	0
Hangbo (Henry) Yu	0	0	0
Fang Xu	0	0	0
Shirley Liao	0	0	0
Anyork Lee	0	0	0

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.  Currently, our executive officers receive fixed cash compensation as set forth below.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2010 2009	98,500 99,400	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	98,500 99,400
Mandy Chung, CFO, Secretary, and Treasurer	2010 2009	37,500 42,000	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	37,500 42,000
Hangbo (Henry) Yu, General Manager and Director	2010 2009	100,000 96,000	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	100,000 96,000
Fang Xu, CTO	2010 2009	9,300 7,200	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	9,300 7,200
Shirley Liao, Director of Administration	2010 2009	61,502 43,000	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	61,502 43,000
Marco Bastidas, former sole officer	2010 2009	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

Currently, our executive officers receive fixed cash compensation as set forth in the Summary Compensation Table. We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

 Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	-	-	-	-
Mandy Chung, CFO, Secretary, and reasurer	-	-	-	-	-	-	-	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	-	-	-	-
Fang Xu, CTO	-	-	-	-	-	-	-	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	-	-	-	-
Marco Bastidas, former sole officer	-	-	-	-	-	-	-	-	-
37

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	0	-0	-0	-0	-0	-0	-0
Hangbo (Henry) Yu	0	-0	-0	-0	-0	-0	-0
Anyork Lee	0	-0	-0	-0	-0	-0	-0
Marco Bastidas, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not currently provide any compensation to directors for their service as directors.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 803,068,420 shares common stock issued and outstanding as of March 25, 2011.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	88,075,400 shares	10.97%
Common Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	70,621,050 shares	8.79%
Common Stock	Anyork Lee 1050 Yorba Linda Blvd. Placentia, CA 92870	30,664,190 shares	3.82%
Common Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	17,734,000 shares	2.21%
Common Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	6,899,360 shares	0.86%
Common Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	127,700 shares	0.02%
Total of All Current Directors and Officers:
Common Stock		214,124,700 shares	26.67%
More than 5% Beneficial Owners
Common Stock	Haibo Yu 38499 Berkeley Common Fremont CA 94536	59,888,520 shares	7.46%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
39

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below,none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. We previously borrowed the sum of $100,000 from our President, James Zhang. This loan bore interest at a rate of 6.5% per annum. The principal of $100,000, plus interest of $9,941.44, was repaid in 2010.

2. We previously borrowed the sum of $75,000 from our General Manager, Hangbo (Henry) Yu. This loan also bore interest at a rate of 6.5% per annum. The principal of $75,000, plus interest of $9,205.68, was repaid in 2010.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Anyork Lee is our only independent director.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$15,000	$12,000	$0	$0
2009	$13,000	$0	$0	$0
40

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
3.3	Certificate of Amendment filed June 22, 2010
3.4	Articles of Merger filed July 6, 2010
3.5	Certificate of Change filed August 12, 2010
3.6	Certificate of Amendment filed January 21, 2011
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
March 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
March 31, 2011

By:	/s/ Mandy Chung
Mandy Chung Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
March 31, 2011

By:	/s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu General Manager, Director
March 31, 2011