Form 10-K/A
period 2010-03-31
SUNVALLEY SOLAR, INC.
filed 2011-04-08
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No.1

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	March 31, 2010	March 31, 2009
Income tax expense at statutory rate	$(19,618)	$(5,449)
Common stock issued for services	-	-
Valuation allowance	19,618	5,449
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2010	March 31, 2009
NOL carryover	$26,508	$6,890
Valuation allowance	(26,508)	(6,890)
Net deferred tax asset	$-	-

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

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010 based on such criteria.

Management determined that the material weakness that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage mineral exploration business, the company has not paid any cash and/or stock compensation to its named executive officers.

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

            (a) Financial Statements and Schedules – See Item 8

            (b) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended1
3.2	Bylaws, as amended1
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1 Incorporated by reference to the Registration Statement on Form S-1 filed May 7, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Western Ridge Minerals, Inc.

By:	/s/ Marco Bastidas
Marco Bastidas President, Chief Executive Officer, Chief Financial Officer, and sole Director
April 8, 2011

            In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Marco Bastidas
Marco Bastidas President, Chief Executive Officer, Chief Financial Officer, and sole Director
April 8, 2011