Form 10-Q/A
period 2010-06-30
SUNVALLEY SOLAR, INC.
filed 2011-04-08
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
Amendment No. 1

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

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

Accounts Receivable
The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $44,680 and $-0-, as of December 31, 2009 and 2008.

Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods.  Finished goods consist of solar panels ready for installation and delivery to customers.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2009 and 2008.

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

Useful Life
Automobile	5 Years
Furniture	7 Years
Office Equipment	5 Years
Machinery	5 Year

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

Fair Value of Financial Instruments
For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. In the case of the notes payable, the interest rate on the notes approximates the market rate of interest for similar borrowings. Consequently the carrying value of the notes payable also approximates the fair value. It is not practicable to estimate the fair value of the related party notes payable due to the relationship of the counterparty.

Operating Segments
The Company operates in one operating segment.

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

The Company records a provision for the installation warranty within cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's warranty provision was $5,339 and $26,294, which was charged to cost of sales for the years ended December 31, 2009 and 2008.

Advertising Expenses
Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $20,478 and $29,985 for the years ended December 31, 2009 and 2008, respectively.

Research and Development
Research and development costs are expensed as incurred and amounted to approximately $35,000 and $-0- for the years ended December 31, 2009 and 2008, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Item 4.      Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Except as set forth below, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us:

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

None.

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

Sunvalley Solar, Inc.

Date:	April 8, 2011
By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director