Form 10-K/A
period 2010-12-31
SUNVALLEY SOLAR, INC.
filed 2011-05-12
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 1

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. Mandy Chung, our CFO, Secretary, and Treasurer, attends all meetings of the Board of Directors, including those meetings at which the board is performing those functions which would generally be performed by an audit committee. Mrs. Chung is licensed as a Certified Public Accountant in California. Mrs. Chung has over 15 years of public accounting experience in providing auditing, accounting, business consulting and tax services to a wide range of industries. She has extensive experience in performing reviews and audits for various organizations including publicly reporting companies. She also had prior audit experience in the filing process for a start-up company that filed with SEC to become a publicly reporting company. We believe that Mrs. Chung’s accounting expertise and audit experience allows her to provide satisfactory counsel to the Board and that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Due to the small size of our organization, we have not, to date, found it necessary to adopt a formal code of ethics or to incur the professional costs involved in preparing such a document.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$27,000	$0	$0	$0
2009	$13,000	$0	$0	$0
40

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
3.3	Certificate of Amendment filed June 22, 2010
3.4	Articles of Merger filed July 6, 2010
3.5	Certificate of Change filed August 12, 2010
3.6	Certificate of Amendment filed January 21, 2011
10.1	Drawdown Equity Financing Agreement
10.2	Registration Rights Agreement
10.3	Convertible Promissory Note to Asher Enterprises, Inc. (No. 1)
10.4	Convertible Promissory Note to Asher Enterprises, Inc. (No. 2)
10.5	Premises Lease
10.6	Territory Distribution Contract -- Canadian Solar, Inc.
10.7	Distribution Contract -- CEEG SST
10.8	Distribution Contract -- TianWei SolarFilms Co.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
May 12 , 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
May 12 , 2011

By:	/s/ Mandy Chung
Mandy Chung Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
May 12 , 2011

By:	/s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu General Manager, Director
May 12 , 2011