Form 10-Q/A
period 2010-06-30
SUNVALLEY SOLAR, INC.
filed 2011-05-13
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 2
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

Sunvalley Solar, Inc.

Date:	May 13, 2011
By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

In accordance with the requirements of the Securities and Exchange Act of 1934, this Quarterly Report was signed by the following persons in the capacities and on the dates stated:

Date:	May 13, 2011
By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer