Form 10-Q
period 2011-03-31
SUNVALLEY SOLAR, INC.
filed 2011-05-23
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  803,068,420 common shares as of May 23, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010
F-2	Statements of Operations for the three ended March 31, 2011 and 2010 (unaudited)
F-3	Statements of Stockholders’ Equity as of March 31, 2011 (unaudited)
F-4	Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)
F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$429,054	$546,164
Restricted cash	12,500	12,500
Accounts receivable, net	619,023	546,388
Inventory	1,451,056	1,925,233
Construction in progress	231,905	56,004
Other receivables	21,842	7,481
Prepaid expenses and other current assets	242,467	15,792

Total current assets	3,007,847	3,109,562

PROPERTY AND EQUIPMENT, NET	100,563	71,208

OTHER ASSETS
Other assets	5,686	18,186

Total other assets	5,686	5,686

TOTAL ASSETS	$3,114,096	$3,186,456

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,928,055	$2,883,316
Customer deposits	13,927	70,070
Accrued warranty	26,867	27,688
Current portion of long-term debt	18,719	13,256
Convertible debt	100,000	-
Derivative liability	68,234	-

Total current liabilities	3,155,802	2,994,330

LONG-TERM LIABILITIES
Notes payable	95,322	74,269

Total long-term liabilities	95,322	74,269

Total Liabilities	3,251,124	3,068,599

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,500,000,000 shares authorized, 803,068,420 shares issued and outstanding, respectively	803,068	800,068
Additional paid-in capital	221,332	276,713
Accumulated deficit	(1,161,428)	(958,924)

Total Stockholders' Equity (Deficit)	(102,228)	117,857

STOCKHOLDERS' EQUITY	$(137,028)	$3,186,456

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$797,810	$767,645
COST OF SALES	683,446	619,267

GROSS PROFIT	114,364	148,378

OPERATING EXPENSES
Salary and wage expense	142,902	127,647
Depreciation and amortization	5,301	3,518
General and administrative expenses	165,038	93,511

Total operating expenses	313,241	224,676

LOSS FROM OPERATIONS	(198,877)	(76,298)

OTHER INCOME (EXPENSES)
Interest income	2,391	-
Interest expense	(3,365)	(354)
Loss on derivative liability	(2,653)	-

Total other income (expenses)	(3,627)	(354)

LOSS BEFORE TAXES	(202,504)	(76,652)

Provision for income taxes	-	-

NET LOSS	$(202,504)	$(76,652)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	802,735,087	485,844,422

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.
Consolidated Statements of Stock Holders' Equity (Deficit)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2009	485,151,406	$485,151	$391,630	$(583,085)	$293,696

Repurchase of common stock	(5,110,353)	(5,110)	(194,890)	-	(200,000)

Recapiltalization	320,027,367	320,027	(320,027)	-	-

Contributed capital	-	-	400,000	-	400,000

Net loss for the year ended December 31, 2010	-	-	-	(375,839)	(375,839)

Balance at December 31, 2010	800,068,420	800,068	276,713	(958,924)	117,857

Common stock issued for services	3,000,000	3,000	10,200	-	13,200

Adjustment for derivative liability	-	-	(65,581)	-	(65,581)

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	(154,504)	(154,504)

Balance at March 31, 2011 (unaudited)	803,068,420	$803,068	$221,332	$(1,160,428)	$(137,028)

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES:

Net income (loss)	$(202,504)	$(76,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock issued for services	13,200	-
Depreciation and amortization	5,301	3,518
Changes in operating assets and liabilities:
Accounts receivable	(72,635)	(55,430)
Inventory	474,177	(197,449)
Prepaid expenses and other assets	(226,674)	58,299
Construction in Progress	(175,902)
Other receivables	(14,361)	(6,006)
Accounts payable and accrued warranty expenses	43,916	181,061
Customer deposits	(56,143)	(1,339)
Loss on derivative liability	2,653

Net Cash Provided by (Used) in Operating Activities	(208,972)	(93,998)

INVESTING ACTIVITIES:

Purchase in property and equipment	(34,655)	(1,250)

Net Cash (Used) in Investing Activities	(34,655)	(1,250)

FINANCING ACTIVITIES:

Repayments from notes payable	(3,573)	(3,064)
Proceeds from notes payable	30,090
Proceeds from convertible notes	100,000	-
Repurchase of common stock	-	(30,000)

Net Cash Provided by Financing Activities	126,517	(33,064)

NET INCREASE (DECREASE) IN CASH	(117,110)	(128,312)
CASH AT BEGINNING OF PERIOD	546,164	309,453

CASH AT END OF PERIOD	$429,054	181,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,545	$907
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$65,581	$-

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Raw materials	$113,842	$8
Work in Progress	47,692	6,741
Finished goods	1,289,522	1,918,484
	$1,451,056	$1,925,233

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company is currently involved in two major short-term solar panel installation projects.  The Company is accounting for revenue and expenses associated with these two contracts under the completed contract method of accounting in accordance with ASC 605.  Under ASC 605, income is recognized on when the contracts are completed or substantially complete and billings and others costs are accumulated on the balance sheet.  Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of March 31, 2011 and December 31, 2010, the Company has capitalized $231,905 and $56,004 of costs incurred in relation to these two contracts.  The company expects the two contracts to be complete or substantially complete by September 2011.

NOTE 5 – CONVERTIBLE DEBT

On January 7, 2011, the Company borrowed $100,000 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. The convertible debt is due on October 7, 2011, is unsecured and bears an interest rate of 8%.

NOTE 6 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On January 7, 2011, the Company borrowed $100,000 which debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 days prior to conversion.

The exercise price of the both sets of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes.  If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment.  In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The total fair value of the imbedded conversion feature associated with the note issued on January 7, 2011, amounting to $65,581 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until the note is converted or extinguished.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  At March 31, 2011, the Company revalued the conversion feature and determined that, during the three months ended March 31, 2011, the Company’s derivative liability increased by $2,653 to $68,234.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 7 – COMMON STOCK

During the year ended December 31, 2010, the Company entered into agreements to repurchase a total of 5,110,353 (200,000 pre-split) common stock shares from shareholders at a price of $0.04 per share.  As of December 31, 2010, the Company had received all of the stock certificates and had paid the investors in full.

On January 11, 2011, the Company issued 3,000,000 to a consultant for services provided to the Company.  The shares were valued at $0.0044 per share based on the value of the shares on the date of issuance.  The Company recorded $13,200 in general and administrative expenses.

NOTE 8 – SIGNIFICANT EVENTS

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

On July 20, 2010 the Company’s board of directors approved a 19.0885235 for 1 forward stock split of the Company’s common stock.  On August 23, 2010 the Company’s board of directors approved a 10 for 1 forward stock split of the Company’s common stock.  The Company’s authorized common stock was increased to 1,500,000,000.  This forward splits have been retroactively applied and is reflected in the financial statements.

NOTE 9 – SUBSEQUENT EVENTS

On March 29, 2011, the board of directors approved the entry into a Convertible Promissory Note (the “Note”) under the SPA in the amount of $100,000.  The SPA and the Note are effective April 6, 2011.  The Note bears interest at an annual rate of 8%, with principal and interest coming due on January 4, 2012.  The Note may be converted in whole or in part, at the option of the holder, to shares of the Company’s common stock, par value $0.001, at 61% of the average of the 3 lowest closing prices for the Company’s common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

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

Results of Operations for the three months ended March 31, 2011 and 2010

During the three months ended March 31, 2011, we generated gross revenues of $797,810.  Total cost of sales was $683,446, resulting in gross profit of $114,364.  Selling, general, and administrative expenses were $165,038.  Salary and wage expenses were $142,902. Depreciation was $5,301. We experienced interest expense of $3,365 and other income of 2,391 and a loss due to the change in value of a derivative liability of $2,653.  The net loss for the three months ended March 31, 2011 was therefore $202,504. By comparison, during the three months ended March 31, 2010, we generated gross revenues of $767,645.  Total cost of sales was $619,267, resulting in gross profit of $148,378.  Selling, general, and administrative expenses were $93,511.  Salary and wage expenses were $127,647. Depreciation was $3,518.  We experienced interest expense of $354 and no other income or loss on derivatives.  The net loss for the three months ended March 31, 2010 was therefore $76,652.

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

Liquidity and Capital Resources

As of March 31, 2011, we had current assets in the amount of 3,007,847, consisting of cash in the amount of $429,054, accounts receivable of $619,023, inventory in the amount of $1,451,056, construction in progress of $231,905, prepaid expenses of $242,467, and other current assets of $34,342.  As of March 31, 2011, we had current liabilities in the amount of $3,155,802.  These consisted of accounts payable and accrued expenses in the amount of $2,928,055, accrued warranty in the amount of $26,867, customer deposits of $13,927, and the current portion of long term debt in the amount of $18,719.  We also had convertible notes of $100,000 and a derivative liability of $68,234.  Our working capital deficit as of March 31, 2011 was therefore $41,706.

Our accounts payable and accrued expenses as of March 31, 2011 consisted of the following:

Accounts Payable	$2,812,167
Credit Card payable	38,315
Accrued vacation	16,653
Other accrued expense	15,441
Payroll liabilities	36,277
Sales tax payable	8,402
State Income tax payable	800
Total	$2,928,055

As of March 31, 2011, our only long-term liability was a loan owing to East West Bank with a balance of $114,041.  The current portion due within the next year is $18,719.  The principal amount outstanding accrues annual interest at the bank's variable index rate (approx. 6.00% as of December 31, 2010).  The East West Bank loan is collateralized by all business assets.

In addition, we are currently party to two Convertible Promissory Notes, each in the amount of $100,000, owing to Asher Enterprises, Inc. The first of these $100,000 Notes is due on October 7, 2011 and the second Note is due on or before January 4, 2012. Both Notes bear interest at a rate of 8% per year and are convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

The Company has determined that the conversion feature of this note is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment.  In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. As of March 31, 2011 the value of the derivative liability is $68,234 and we recognized a loss on the change in the value of the derivative of $2,653.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $1,113,428 as of  March 31, 2011. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2010.

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

Sunvalley Solar, Inc.

Date:	May 23, 2011

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 23, 2011

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer