Form 10-Q/A
period 2011-03-31
SUNVALLEY SOLAR, INC.
filed 2011-05-25
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$797,810	$767,645
COST OF SALES	683,446	619,267

GROSS PROFIT	114,364	148,378

OPERATING EXPENSES
Salary and wage expense	142,902	127,647
Depreciation and amortization	5,301	3,518
General and administrative expenses	165,038	93,511

Total operating expenses	313,241	224,676

LOSS FROM OPERATIONS	(198,877)	(76,298)

OTHER INCOME (EXPENSES)
Interest income	2,391	-
Interest expense	(3,365)	(354)
Loss on derivative liability	(2,653)	-

Total other income (expenses)	(3,627)	(354)

LOSS BEFORE TAXES	(202,504)	(76,652)

Provision for income taxes	-	-

NET LOSS	$(202,504)	$(76,652)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	802,735,087	485,844,422

The accompanying notes are an integral part of these financial statements

SUNVALLEY SOLAR, INC.
Consolidated Statements of Stock Holders' Equity (Deficit)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2009	485,151,406	$485,151	$391,630	$(583,085)	$293,696

Repurchase of common stock	(5,110,353)	(5,110)	(194,890)	-	(200,000)

Recapiltalization	320,027,367	320,027	(320,027)	-	-

Contributed capital	-	-	400,000	-	400,000

Net loss for the year ended December 31, 2010	-	-	-	(375,839)	(375,839)

Balance at December 31, 2010	800,068,420	800,068	276,713	(958,924)	117,857

Common stock issued for services	3,000,000	3,000	10,200	-	13,200

Adjustment for derivative liability	-	-	(65,581)	-	(65,581)

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	(202,504)	(202,504)

Balance at March 31, 2011 (unaudited)	803,068,420	$803,068	$221,332	$ (1,161,428)	$(137,028)

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

On January 11, 2011, the Company issued 3,000,000 shares  to a consultant for services provided to the Company.  The shares were valued at $0.0044 per share based on the value of the shares on the date of issuance.  The Company recorded $13,200 in general and administrative expenses.

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

Liquidity and Capital Resources

As of March 31, 2011, we had current assets in the amount of 3,007,847, consisting of cash in the amount of $429,054, accounts receivable of $619,023, inventory in the amount of $1,451,056, construction in progress of $231,905, prepaid expenses of $242,467, and other current assets of $34,342.  As of March 31, 2011, we had current liabilities in the amount of $3,155,802.  These consisted of accounts payable and accrued expenses in the amount of $2,928,055, accrued warranty in the amount of $26,867, customer deposits of $13,927, and the current portion of long term debt in the amount of $18,719.  We also had convertible notes of $100,000 and a derivative liability of $68,234.  Our working capital deficit as of March 31, 2011 was therefore $ 147,955 .

Our accounts payable and accrued expenses as of March 31, 2011 consisted of the following:

Accounts Payable	$2,812,167
Credit Card payable	38,315
Accrued vacation	16,653
Other accrued expense	15,441
Payroll liabilities	36,277
Sales tax payable	8,402
State Income tax payable	800
Total	$2,928,055

As of March 31, 2011, we had long-term liabilities o f $114,041.  The current portion due within the next year is $18,719.  The principal amount outstanding accrues annual interest at the bank's variable index rate (approx. 6.00% as of December 31, 2010).  The loans are collateralized by all business assets.

In addition, we are currently party to  a Convertible Promissory Note,  in the amount of $100,000, owing to Asher Enterprises, Inc. The Note is due on October 7, 2011 . The Note bears interest at a rate of 8% per year and  is convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Note , “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

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

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $ 1,161,428 as of  March 31, 2011. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Sunvalley Solar, Inc.

Date:	May 24 , 2011

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 24 , 2011

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer