Form 10-K/A
period 2010-03-31
SUNVALLEY SOLAR, INC.
filed 2011-06-03
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

 Western Ridge Minerals, Inc.

By: /s/ James Zhang
James Zhang
President, Chief Executive Officer, and Director
June 2 , 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

By: /s/ James Zhang
James Zhang
President, Chief Executive Officer, and Director
June 2 , 2011

By: /s/ Mandy Chung
Mandy Chung
Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
June 2, 2011

By: /s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu
General Manager, Director
June 2 , 2011