Form 10-K/A
period 2010-03-31
SUNVALLEY SOLAR, INC.
filed 2011-06-29
CIK 1434477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 4

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
June 29, 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

By: /s/ James Zhang
James Zhang
President, Chief Executive Officer, and Director
June 29, 2011

By: /s/ Mandy Chung
Mandy Chung
Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
June 29, 2011

By: /s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu
General Manager, Director
June 29, 2011