Form 10-Q
period 2011-06-30
SUNVALLEY SOLAR, INC.
filed 2011-08-15
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 824,502,009 common shares as of August 10, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010;
F-2	Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited);
F-3	Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$430,637	$546,164
Restricted cash	12,500	—
Accounts receivable, net	1,856,054	546,388
Inventory	1,170,499	1,925,233
Construction in progress	200,518	56,004
Other receivables	2,000	7,481
Prepaid expenses and other current assets	98,376	15,792

Total current assets	3,770,584	3,097,062

PROPERTY AND EQUIPMENT, NET	94,971	71,208

OTHER ASSETS
Other assets	14,730	18,186

Total other assets	14,730	18,186

TOTAL ASSETS	$3,880,285	$3,186,456

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,336,345	$2,883,316
Customer deposits	42,793	70,070
Accrued warranty	41,163	27,688
Current portion of long-term debt	13,658	13,256
Convertible debt	200,000	—
Derivative liability	142,366	—

Total current liabilities	3,776,325	2,994,330

LONG-TERM LIABILITIES
Notes payable	67,341	74,269

Total long-term liabilities	67,341	74,269

Total liabilities	3,843,666	3,068,599

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,500,000,000 shares authorized, 805,068,420 and 800,068,420 shares issued and outstanding, respectively	805,068	800,068
Additional paid-in capital	184,369	276,713
Accumulated deficit	(952,818)	(958,924)

Total Stockholders' Equity (Deficit)	36,619	117,857

Total liabilities and stockholders' deficit	$3,880,285	$3,186,456

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$1,940,573	$1,380,496	$2,738,383	$2,071,167
COST OF SALES	1,496,381	1,157,901	2,179,827	1,779,297

GROSS PROFIT	444,192	222,595	558,556	291,870

OPERATING EXPENSES
Salary and wage expense	139,013	146,638	281,915	274,285
Bad debt expense	5,000	65,000	5,000	65,000
Depreciation and amortization	8,330	3,518	13,631	6,549
General and administrative expenses	76,019	95,864	241,057	199,600

Total operating expenses	228,362	311,020	541,603	545,434

LOSS FROM OPERATIONS	215,830	(88,425)	16,953	(253,564)

OTHER INCOME (EXPENSES)
Interest income	7,200	438	9,591	1,700
Interest expense	(5,251)	(4,883)	(8,616)	(9,177)
Loss on derivative liability	(9,169)	—	(11,822)	—

Total other income (expenses)	(7,220)	(4,445)	(10,847)	(7,477)

INCOME (LOSS) BEFORE TAXES	208,610	(92,870)	6,106	(261,041)

Provision for income taxes	—	—	—	—

NET INCOME (NET LOSS)	$208,610	$(92,870)	$6,106	$(261,041)

LOSS PER SHARE
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	805,068,420	504,213,810	804,692,729	493,439,803

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES:

Net income (loss)	$6,106	$(261,041)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	13,630	6,548
Common stock issued for services	43,200	—
Loss on derivative liability	11,822	—
Changes in operating assets and liabilities:
Accounts receivable	(1,309,666)	(245,240)
Inventory	754,733	523,645
Prepaid expenses and other assets	(82,583)	(10,785)
Construction in progress	(144,515)	(335)
Other receivables	5,481	18,905
Other assets	(9,044)	(1,750)
Accounts payable and accrued warranty expenses	466,504	(160,105)
Customer deposits	(27,277)	23,848

Net Cash Provided by (Used) in Operating Activities	(271,609)	(106,310)

INVESTING ACTIVITIES:

Purchase in property and equipment	(37,393)	(384)

Net Cash (Used) in Investing Activities	(37,393)	(384)

FINANCING ACTIVITIES:

Repayments from related party notes payable	—	(6,150)
Repayments of notes payable	(36,616)	—
Proceeds from note payable	30,090
Proceeds from convertible notes	200,000	—
Repurchase of common stock	—	(40,000)

Net Cash Provided by (Used) in Financing Activities	193,474	(46,150)

NET INCREASE (DECREASE) IN CASH	(115,528)	(152,844)
CASH AT BEGINNING OF PERIOD	546,165	309,453

CASH AT END OF PERIOD	$430,637	156,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$2,938	$9,177
Income taxes	$1,600	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liabilities	$130,544	$—

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Notes to Financial Statements

June 30, 2011 and December 31, 2010

 NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2010 financial statements have been reclassified to conform to the presentation in the June 30, 2011 financial statements.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Raw materials	$299,310	$8
Work in Progress	21,525	6,741
Finished goods	849,664	1,918,484
	$1,170,499	$1,925,233

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company is currently involved in two major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these two contracts under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of June 30, 2011 and December 31, 2010, the Company has capitalized $200,518 and $56,004 of costs incurred in relation to these two major installation projects. The company expects one  of these two projects to be completed or substantially completed by September 2011 and the other project to be completed or substantially completed by December 31, 2011.

NOTE 5 – CONVERTIBLE DEBT

On January 7, 2011, the Company borrowed $100,000 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. The convertible debt is due on October 7, 2011, and it is unsecured and bears an interest rate of 8%.

On April 6, 2011, the Company borrowed $100,000 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. The convertible debt is due on January 4, 2012, and it is unsecured and bears an interest rate of 8%.

NOTE 6 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $100,000 on January 7, 2011 and $100,000 on April 6, 2011. Both debts are convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 days prior to conversion. The number of shares issuable upon conversion of these debts are limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

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

NOTE 6 – DERIVATIVE LIABILITY (CONTINUED)

The total fair value of the imbedded conversion feature associated with the note issued on January 7, 2011 was $65,581, and the total value of the imbedded conversion feature associated with the note issued on April 6, 2011 was $64,953. Both notes have been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these warrants being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until the note is converted or extinguished.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At June 30, 2011, the Company revalued the conversion features and determined that, during the six months ended June 30, 2011, the Company’s derivative liability increased by $3,741 to $69,322 for the note issued on January 7, 2011 and the Company’s derivative liability increased by $8,081 to $73,044 for the note issued on April 6, 2011.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 7 – COMMON STOCK

During the year ended December 31, 2010, the Company entered into agreements to repurchase a total of 5,110,353 (200,000 pre-split) common stock shares from shareholders at a price of $0.04 per share. As of December 31, 2010, the Company had received all of the stock certificates and had paid the investors in full.

On January 20, 2011, the Company issued 2,000,000 shares of its common stock for consulting services valued at $0.015 per share. The Company is amortizing the value of the services over the 1 year term of the consulting agreement.

On January 11, 2011, the Company issued 3,000,000 shares of its common stock for financing services valued at $0.0044 per share.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company had an additional convertible note of $100,000 with Asher Enterprises dated July 12, 2011 and the funding was received in 7/22/2011.  During July 2011 Asher Enterprises was issued 15,652,625  shares   of the Company’s common stock upon conversion of $100,000 of its debt issued on January 7, 2011.

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

In response to a Drawdown Notice issued by the Company on July 25, 2011, Auctus purchased from the Company 3,135,964 shares of common stock for a total purchase price of $26,248.

In response to a Drawdown Notice issued by the Company on August 2, 2011, Auctus purchased from the Company 20,000 shares of common stock for a total purchase price of $121.

On August 1, 2011, the Board of Directors approved the issuance of 625,000 new shares of common stock to Blue Future, Inc. for services provided to the Company over a period of three months from June 2011 to August 2011. The shares were valued at $0.012 per share based on the value of the shares at close of market on April 28, 2011 which was the date of the agreement signed between Blue Future Inc. and the Company.

In July 2011, the Company purchased a house valued of $111,000 in Coachella, California for which the escrow closed in July 2011.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report .

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

Our marketing strategy for its planned OEM solar panels is as follows:

- Set-up a platform to showcase our innovative solar panel technologies and make Sunvalley solar panels a household name.

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

- Penetrate into the main stream distribution network

By leveraging early successes and customer trust earned from our initial installations, we plan to penetrate into the mainstream distribution network with our OEM solar panels.

- Further sale activities

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

- Offer a low cost, high efficiency solar panel derived from advanced research

To boost our solar panel market share, our R&D team will work with our OEM partner to apply selective coating technique and other cutting edge technologies to further reduce the manufacturing cost and improve the panel efficiency.

The total capital required to initiate our planned panel manufacturing business would be approximately $2,000,000 which can be categorized into three parts:

- Registration and Certification of OEM panels with our brand – $300,000, including UL certification fees, CEC registration fees, and lab testing fees.

- Initial Inventory – $1,500,000. We will need to keep at least 4 containers of PV panels in the warehouse in order to support sales of 5~10M watts per year, which means we will need to have over $1,000,000 in inventory for PV panels only. An additional $300,000 in inventory would be needed in order to keep the requisite amount of inverters and racking and panel cleaning systems. In addition, we anticipate providing variable payment terms to different customers based on their creditworthiness; this will add additional cash flow pressure.

- OEM Management costs – $200,000

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

Results of Operations for the three and six months ended June 30, 2011 and 2010

During the three months ended June 30, 2011, we generated gross revenues of $1,940,573. Total cost of sales was $1,496,381, resulting in gross profit of $444,192. Total operating expenses were $228,362, and consisted of salary and wage expenses of $139,013, general and administrative expenses of $76,019, depreciation and amortization of $8,330, and bad debt expense of $5,000. We experienced interest income of $7,200, interest expense of $5,251 and a loss due to the change in value of a derivative liability of $9,169. Our net profit for the three months ended June 30, 2011 was therefore $208,610. By comparison, during the three months ended June 30, 2010, we generated gross revenues of $1,380,496. Total cost of sales was $1,157,901, resulting in gross profit of $222,595. Total operating expenses were $311,020, and consisted of salary and wage expenses of $146,638, general and administrative expenses of $95,864, depreciation and amortization of $3,518, and bad debt expense of $65,000. We experienced interest income of $438 and interest expense of $4,883. The net loss for the three months ended June 30, 2010 was therefore $92,870.

During the six months ended June 30, 2011, we generated gross revenues of $2,738,383. Total cost of sales was $2,179,827, resulting in gross profit of $558,556. Total operating expenses were $541,603, and consisted of salary and wage expenses of $281,915, general and administrative expenses of $241,057, depreciation and amortization of $13,631, and bad debt expense of $5,000. We experienced interest income of $9,591, interest expense of $8,616 and a loss due to the change in value of a derivative liability of $11,822. Our net profit for the six months ended June 30, 2011 was therefore $6,106. By comparison, during the six months ended June 30, 2010, we generated gross revenues of $2,071,167. Total cost of sales was $1,779,297, resulting in gross profit of $291,870. Total operating expenses were $545,434, and consisted of salary and wage expenses of $274,285, general and administrative expenses of $199,600, bad debt expense of $65,000, and depreciation and amortization of $6,549. We experienced interest income of $1,700 and interest expense of $9,177. The net loss for the six months ended June 30, 2010 was therefore $261,041.

Our revenues increased significantly for the three months ended June 30, 2011 compared to the second quarter of last year because a large installation project was substantially completed during the quarter ended June 30, 2011 and we recognized revenues of approximately $1.3 million for this project. The gross profit increased significantly for the three months ended June 30, 2011 in comparison to the same quarter last year largely because we been able to generate a higher gross profit margin on our installation projects.

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

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we have been able to obtain more large commercial installation projects than we did in 2010. We just completed a large installation project in June of 2011 and we are currently involved in two other major solar panel installation projects. We expect one of these two projects to be completed or substantially completed by September of 2011 and the other project to be completed or substantially completed by December 31, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had current assets in the amount of 3,770,584, consisting of cash in the amount of $430,637, accounts receivable of $1,856,054, inventory in the amount of $1,170,499, construction in progress of $200,518, prepaid expenses and other current assets of $98,376, other receivables of $2,000, and restricted cash of $12,500. As of June 30, 2011, we had current liabilities in the amount of $3,776,325. These consisted of accounts payable and accrued expenses in the amount of $3,336,345, convertible debt of $200,000, a derivative liability of $142,366, customer deposits of $42,793, accrued warranty in the amount of $41,163, and the current portion of long term debt in the amount of $13,658. Our working capital deficit as of June 30, 2011 was therefore $5,741.

Our accounts payable and accrued expenses as of June 30, 2011 consisted of the following:

Accounts Payable	$3,147,486
Credit Card payable	24,755
Accrued vacation	19,825
Other accrued expense	48,793
Payroll liabilities	39,123
Sales tax payable	55,563
State Income tax payable	800
Total	$3,336,345

As of June 30, 2011, our only long-term liability was a loan owing to East West Bank with a balance of $80,999. The current portion due within the next year is $13,658. The principal amount outstanding accrues annual interest at the bank's variable index rate (approx. 6.00% as of December 31, 2010). The East West Bank loan is collateralized by all business assets.

In addition, we are currently party to three Convertible Promissory Notes owing to Asher Enterprises, Inc. The first of these Notes, due on October 7, 2011, was issued in the original amount of $100,000. During July 2011 Asher Enterprises was issued 15,652,625 shares of the Company’s common stock upon conversion of $100,000 of its first note issued on January 7, 2011. The second Note is due on or before January 4, 2012 and the principal balance due is $100,000. The third Note is due on or before April 17, 2012 and the principal balance is also $100,000. All three Notes bear interest at a rate of 8% per year and are convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

The Company has determined that the conversion feature of these notes is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability. As of June 30, 2011 the value of the derivative liability was $142,366 and we recognized a loss on the change in the value of the derivative of $9,169.

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

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $952,818 as of June 30, 2011. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2011.

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

Sunvalley Solar, Inc.

Date:	August 12, 2011

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	August 12, 2011

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

