Form 10-Q
period 2011-09-30
SUNVALLEY SOLAR, INC.
filed 2011-11-15
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

(909) 598-0618
(Registrant’s telephone number)

______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 876,039,889 common shares as of November 14, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Consolidated Balance Sheets

ASSETS	September 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$140,949	$546,164
Restricted cash	12,500	12,500
Accounts receivable, net	1,812,950	546,388
Inventory	1,666,886	1,925,233
Construction in progress	374,690	56,003
Other receivables	13,309	7,481
Prepaid expenses and other current assets	133,977	15,793

Total current assets	4,155,261	3,109,562

PROPERTY AND EQUIPMENT, NET	231,886	71,208

OTHER ASSETS
Other assets	27,897	5,686

Total other assets	27,897	5,686

TOTAL ASSETS	$4,415,044	$3,186,456

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,821,666	$2,883,316
Customer deposits	183,600	70,070
Accrued warranty	40,291	27,688
Current portion of long-term debt	16,107	13,256
Convertible debt	200,000	—
Derivative liability	144,365	—

Total current liabilities	4,406,029	2,994,330

LONG-TERM LIABILITIES
Notes payable	77,906	74,269

Total long-term liabilities	77,906	74,269

Total Liabilities	4,483,935	3,068,599

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,500,000,000 shares authorized, 834,669,376 and 800,068,420 shares issued and outstanding, respectively	834,669	800,068
Additional paid-in capital	184,243	276,713
Accumulated deficit	(1,087,803)	(958,924)

Total Stockholders' Equity (Deficit)	(68,891)	117,857

STOCKHOLDERS' EQUITY	$4,415,044	$3,186,456

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$202,030	$1,241,810	$2,940,413	$3,312,977
COST OF SALES	200,704	1,004,069	2,380,531	2,783,366

GROSS PROFIT	1,326	237,741	559,882	529,611

OPERATING EXPENSES
Salary and wage expense	175,307	169,242	457,222	421,278
Bad debt expense	—	—	5,000	37,320
Depreciation and amortization expense	8,610	3,641	22,241	10,190
General and administrative expenses	133,394	95,983	374,451	345,512

Total operating expenses	317,311	268,866	858,914	814,300

LOSS FROM OPERATIONS	(315,985)	(31,125)	(299,032)	(284,689)

OTHER INCOME (EXPENSES)
Interest income	2,374	624	11,965	2,324
Interest expense	(5,221)	(4,905)	(13,837)	(14,082)
Gain on derivative liability	125,551	—	172,025	—

Total other income (expenses)	122,704	(4,281)	170,153	(11,758)

LOSS BEFORE TAXES	(193,281)	(35,406)	(128,879)	(296,447)

Provision for income taxes	—	—	—	—

NET LOSS	$(193,281)	$(35,406)	$(128,879)	$(296,447)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	825,343,280	800,068,420	811,651,889	597,186,265

 The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(128,879)	$(296,447)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	22,240	10,192
Common stock issued for services	50,700	—
Gain on derivative liability	(172,025)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,266,562)	(120,035)
Inventory	258,346	2,229,963
Restricted cash	—	—
Prepaid expenses and other assets	(118,184)	(9,082)
Construction in progress	(318,687)	—
Other receivables	(5,828)	33,107
Other assets	(22,211)	(1,750)
Accounts payable and accrued warranty expenses	954,954	(1,359,526)
Customer deposits	113,530	21,962
Net Cash Provided by (Used) in Operating Activities	(632,606)	508,384
INVESTING ACTIVITIES:
Purchase in property and equipment	(136,307)	(1,150)
Net Cash (Used) in Investing Activities	(136,307)	(1,150)
FINANCING ACTIVITIES:
Repayments from related party notes payable	—	(9,283)
Repayments of notes payable	(40,123)	—
Proceeds from note payable	—
Proceeds from common stock	103,821	—
Proceeds from bank overdraft	—	16,824
Proceeds from convertible notes	300,000	—
Repurchase of common stock	—	(200,000)
Net Cash Provided by Financing Activities	363,698	(192,459)
NET INCREASE (DECREASE) IN CASH	(405,215)	314,775
CASH AT BEGINNING OF PERIOD	546,164	309,453
CASH AT END OF PERIOD	$140,949	624,228
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$4,402	$6,045
Income taxes	$800	$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of note payable	$104,000	$—
Derivative liabilities	$316,390	$—
Note payables issued for asset purchases	$46,611	$—

  The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the financial statements have been reclassified to conform to the presentation in the September 30, 2011 financial statements.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods.  Finished goods consist of solar panels ready for installation and delivery to customers.

The Company’s inventory consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Raw materials	$459,972	$8
Work in Progress	84,159	6,741
Finished goods	1,122,755	1,918,484
	$1,666,886	$1,925,233

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

As of September 30, 2011 and December 31, 2010, the Company has capitalized $374,690  and $56,003 of costs incurred in relation to installation projects. The company expects two major projects to be completed or substantially completed by December 31, 2011.

NOTE 5 – CAPITAL LEASE

In September 2011, the Company entered a lease to own sale agreement. The Company evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, the Company has classified the lease as a capital lease.   The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of September 30, 2011, the Company recognizes $16,336 in the remaining lease obligation.

NOTE 6 – CONVERTIBLE DEBT

On January 7, 2011, the Company borrowed $100,000 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. As of September 30, 2011, the Company issued 15,652,625  shares   of the Company’s common stock upon conversion of $100,000 of its debt issued on January 7, 2011.

On April 6, 2011, the Company borrowed $100,000 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. The convertible debt is due on January 4, 2012, and it is unsecured and bears an interest rate of 8%.

On July 21, 2011, the Company borrowed $100,000 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. The convertible debt is due on April 17, 2012, and it is unsecured and bears an interest rate of 8%.

NOTE 7 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $100,000 on January 7, 2011, $100,000 on April 6, 2011 and $100,000 on July 21, 2011. These notes are convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 days prior to conversion. The number of shares issuable upon conversion of these notes is limited so that the holder’s total beneficial ownership of the Company’s common stock may not exceed 4.99% of the total issued and outstanding shares.

The exercise price of both conversion options are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than effective conversion price of the conversion option. If these provisions are triggered, the exercise price of all their warrants will be reduced. As a result, the conversion options are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The total fair value of the conversion option of the January 7, 2011 note ($65,581), the April 6, 2011 notes ($165,952), and the July 21, 2011 note ($84,857) has been recognized as a derivative liability on the dates of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

During July 2011, the Company issued 15,652,625 shares of the Company’s common stock to convert the January 7, 2011 note in full. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   As of September 30, 2011, the Company has recognized a gain of $172,025.

NOTE 8 – COMMON STOCK

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

NOTE 8 – COMMON STOCK (CONTINUED)

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

During the nine months ended September 30, 2011, the Company issued 13,323,331 shares of its common stock to Auctus for net cash proceeds of $103,822.

On August 1, 2011, the Board of Directors approved the issuance of 625,000 new shares of common stock to a consultant for services provided to the Company over a period of three months from June 2011 to August 2011. The shares were valued at $0.012 per share based on the value of the shares at close of market on April 28, 2011 which was the date of the agreement signed between the consultant and the Company.

During July 2011, the Company issued 15,652,625  shares   of common stock upon conversion of $100,000 of its convertible debt issued on January 7, 2011.

NOTE 9 – SIGNIFICANT EVENTS

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010 Western Ridge Minerals acquired all of the issued and outstanding shares of Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of Sunvalley received a total of 480,041,053 (2,514,600 pre-split) shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the Acquisition. There were 1,049,271,312 (5,496,400 pre-split) shares of our common stock outstanding before giving effect to the stock issuances in the Acquisition and the cancellation of 729,243,944 (3,820,000 pre-split) shares by the shareholders which resulted in there being 800,068,420 (4,191,000 pre-split) shares outstanding post acquisition. As a result, the shareholders of the Company became the controlling shareholders of the combined entity.

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

NOTE 10 – SUBSEQUENT EVENTS

During October 2011, the Company issued 41,370,513  shares of common stock upon conversion of $100,000 of its convertible debt issued on April 6, 2011.

The Company entered into two additional convertible notes of $75,000 each. One of these notes was dated September 23, 2011 and the funding was received in October 3, 2011. The other note was dated October 18, 2011 and the funding was received in October 26, 2011.  The Company also entered into a convertible note of $200,000 dated October 18, 2011 and the funding was received in October 28, 2011.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report  other than the events noted above.

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

Business Development Plan

The primary components of our growth strategy are as follows:

-	Developing and commercializing our proprietary solar technologies including our coating and focusing technologies, racking and panel cleaning system. By deploying these new technologies into our PV panels and solar installation business, we hope to enhance the value provided to our customers and increase our profitability.
-	Promoting and enhancing our company’s brand and reputation in solar design and integration and expanding our installation business.
-	Developing a PV panel manufacturing capability to provide high efficiency and low cost solar panels to US market. This will complement our installation business and provide an implementation platform for our R&D.
-	Getting involved in the private power providing business (Distributed Power Plants). Developing this line of business will lead to higher profit margins and income to our business. In the future, this line of business could become one of our main income sources.

Expansion of Installation Business

We are planning to expand its installation business. We will continue to execute our marketing and sales strategy in Southern California and, with additional capital, will be able to expand our business to cover Northern California, Arizona or other states.  The planned expansion is expected to occur through acquiring smaller installation companies in these regions and/or through the establishment of subsidiaries in these states and boost our installation profits. Our current intention is to establish two new offices located in Northern California or other states and in San Diego. The estimated start-up cost for each new branch would be approximately $500,000.

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

The estimated OEM panel cost is less than $0.70 per watt. As a reference, currently, the lowest panel price is around $1.00 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

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

Initial Inventory – $1,500,000. We will need to keep 4-5 containers of PV panels in the warehouse in order to support sales of 5~10M watts per year, which means we will need to have over $1,000,000 in inventory for PV panels only. An additional $300,000 in inventory would be needed in order to keep the requisite amount of inverters and racking and panel cleaning systems. In addition, we anticipate providing variable payment terms to different customers based on their creditworthiness; this will add additional cash flow pressure.

OEM Management costs – $200,000

Develop Distributed Power Plant Business

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

Results of Operations for the three and six months ended September 30, 2011 and 2010

During the three months ended September 30, 2011, we generated gross revenues of $202,030. Total cost of sales was $200,704, resulting in gross profit of $1,326. Total operating expenses were $317,311, and consisted of salary and wage expenses of $175,307, general and administrative expenses of $133,394, and depreciation and amortization of $8,610. We experienced interest income of $2,374, interest expense of $5,221 and a gain of $125,551 due to the change in value of a derivative liability. Our net loss for the three months ended September 30, 2011 was therefore $193,281. By comparison, during the three months ended September 30, 2010, we generated gross revenues of $1,241,810. Total cost of sales was $1,004,069 resulting in gross profit of $237,741. Total operating expenses were $268,866, and consisted of salary and wage expenses of $169,242, general and administrative expenses of $95,983, and depreciation and amortization of $3,641. We experienced interest income of $624 and interest expense of $4,905. The net loss for the three months ended September 30, 2010 was therefore $35,406.

During the nine months ended September 30, 2011, we generated gross revenues of $2,940,413. Total cost of sales was $2,380,531, resulting in gross profit of $559,882. Total operating expenses were $858,914, and consisted of salary and wage expenses of $457,222, general and administrative expenses of $374,451, depreciation and amortization of $22,241, and bad debt expense of $5,000. We experienced interest income of $11,965, interest expense of $13,387 and a gain of $172,025 due to the change in value of a derivative liability. Our net loss for the nine months ended September 30, 2011 was therefore $128,879. By comparison, during the nine months ended September 30, 2010, we generated gross revenues of $3,312,977. Total cost of sales was $2,783,366, resulting in gross profit of $529,611. Total operating expenses were $814,300, and consisted of salary and wage expenses of $421,278, general and administrative expenses of $345,512, bad debt expense of $37,320, and depreciation and amortization of $10,190. We experienced interest income of $2,324 and interest expense of $14,082. The net loss for the nine months ended September 30, 2010 was therefore $296,447.

Our revenues decreased significantly for the three months ended September 30, 2011 compared to the third quarter of last year. This fluctuation is due to the fact that we have been implementing several large commercial solar systems during the third quarter which are scheduled to be completed in the fourth quarter of 2011. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for these projects will therefore be recognized after their completion. Due to the implementation periods for large projects, revenue fluctuations like the one experienced during the third quarter are a normal occurrence for construction companies, including solar system integration companies.

Although we had expected to see an increase of over 150% in our solar installation business in 2009, our solar installation business and the solar industry as a whole was badly affected by the global economic crisis started in late 2008. During 2009 and 2010, because banks and investment institutes were very reluctant to loan money to solar customers, many potential solar power system customers suspended their plans to invest in new solar power systems. This development, in turn, had a negative impact on our solar installation business in 2009 and 2010. In order to reduce the risk to our business presented by these developments, we expanded our operations to include a new solar equipment distribution business beginning in November of 2008. We established distribution partnerships with some large PV panel manufacturers, such as Tainwei Solarfilms and PV Powered Inc., to distribute solar panels, solar inverters and other solar equipments to their clients in the U.S. Although the gross margin for our distribution business is less than 10%, this line of business contributed to the majority of our gross revenues in 2009, 2010, and during the first half of current year.

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we have been able to obtain more large commercial installation projects than we did in 2010. We are currently involved in two major solar panel installation projects. We expect these projects to be completed before the end of Q4, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets in the amount of 4,155,261, consisting of cash in the amount of $140,949, accounts receivable of $1,812,950, inventory in the amount of $1,666,886, construction in progress of $374,690, prepaid expenses and other current assets of $133,977, other receivables of $13,309, and restricted cash of $12,500. As of September 30, 2011, we had current liabilities in the amount of $4,406,029. These consisted of accounts payable and accrued expenses in the amount of $3,821,666, convertible debt of $200,000, a derivative liability of $144,365, customer deposits of $183,600, accrued warranty in the amount of $40,291, and the current portion of long term debt in the amount of $16,107. Our working capital deficit as of September 30, 2011 was therefore $250,768.

Our accounts payable and accrued expenses as of September 30, 2011 consisted of the following:

Accounts Payable	$3,616,677
Credit Card payable	113,074
Accrued vacation	22,491
Other accrued expense	28,777
Payroll liabilities	38,714
Sales tax payable	1,933
Total	$3,821,666

As of September 30, 2011, our long-term liabilities were $77,906, which consisted of a loan owing to East West Bank with a balance of $63,814 and the remaining obligations of a capital lease in the amount of $14,092. The current portion of East West Bank loan due within the next year is $13,863 and the principal amount outstanding accrues annual interest at the bank's variable index rate (approx. 6.00% as of September 30, 2011). The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease to own sale agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability. As of September 30, 2011, we recognize $16,336 in remaining lease obligations, with $2,244 due within the next year.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Convertible Notes Issued To Asher Enterprises, Inc.
Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$100,000	1/7/11	10/7/11	15,652,625	July 8-25, 2011	$0
$100,000	4/6/11	1/4/12	41,370,513	Oct. 7-25, 2011	$0
$100,000	7/21/11	4/17/12	-	-	$100,000
$75,000	10/6/11	6/27/12	-	-	$75,000
$75,000	10/18/11	7/20/12	-	-	$75,000

All Notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

The Company has determined that the conversion feature of these notes is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability. As of September 30, 2011 the value of the derivative liability was $144,365 and we recognized a gain on the change in the value of the derivative of $125,551 during the three months ended September 30, 2011.

In addition, we also recently received debt financing from Tonaquint, Inc. in the amount of $200,000 under a Convertible Promissory Note as follows:

Convertible Notes Issued To Tonaquint, Inc.
Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$200,000	10/18/11	7/18/11	-	-	$200,000

The note issued to Tonaquint, Inc. bears interest at a rate of 8% per year and is convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

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

We are currently seeking additional financing through the sale of common equity, including the sale of common equity to Auctus Private Equity Fund, LLC through a Draw-Down Equity Financing Agreement, and/or the issuance of short-term debt convertible to common equity as discussed above. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $1,087,803 as of September 30, 2011. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2011.

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

Sunvalley Solar, Inc.

Date:	November 15, 2011

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	November 15, 2011

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

