Form 10-K
period 2011-12-31
SUNVALLEY SOLAR, INC.
filed 2012-04-16
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,816,544 as June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 968,224,644 as of March 28, 2012.

PART I

Item 1. Business

We are a California-based solar power technology and system integration company founded in January of 2007. We are focused on developing our expertise and proprietary technology to install residential, commercial and governmental solar power systems. We offer turnkey solar system solutions for owners, builders and architecture firms that include designing, building, operating, monitoring and maintaining solar power systems. Our customers range from small private residences to large commercial solar power users. We have the necessary licenses and expertise to design and install large scale solar power systems. We hold a C-46 Solar License from CBCL (California Board of Contractor License). Some of the large scale commercial solar power systems that we have designed and installed include large office buildings, manufacturing facilities and warehouses. Our proprietary technologies in solar installation provide our customers with a high quality, low cost and flexible solar power system solutions.

We are working to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.

Principal Products and Services

Our philosophy is to “provide solar electricity directly from the sun in a technology innovation-centric and cost effective way”. Since inception, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.  Our business plans are focused in four specific areas:

-	Solar Systems Design and Installation
-	Solar Technology Research and Development
-	Solar Equipment Manufacturing and Distribution
-	Distributed Power Plant Projects

In 2007 and 2008, 100% of our revenues were generated from our Solar Systems Design and Installation business. In 2009, 87.9% ($3.879 million) of our revenues were generated from our Solar Equipment Distribution business and 12.1% ($0.534 million) were generated from our Solar Systems Design and Installation business. In 2010, 89.23% ($4.135 million) of our revenues were generated from our Solar Equipment Distribution business and 10.77% ($0.499 million) from our Solar Equipment Distribution business. In 2011, 25.06% ($1.460 million) of our revenues were generated from our Solar Equipment Distribution business and 74.94% ($4.366 million) were generated from our Solar Systems Design and Installation business. Our Solar Technology Research and Development and our Distributed Power Plant Projects businesses are in the development stage and have not yet generated revenue.

We are not currently dependent on one or a few major customers for our revenues. Instead, our total revenues for the last fiscal year were generated from over one hundred different customers.

Solar Systems Design and Installation

The scope of our solar systems design and installation business includes:

-	Designing solar systems for commercial, residential, governmental and non-profit customers
-	Installing solar power systems and related constructional systems for solar power end users
-	Providing technical support and service to solar power end users
-	Providing system performance monitoring services to solar power end users
-	Providing government permit/incentives application services to solar power end users

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

We are one of a few companies in California that has the permit and expertise to install large commercial solar systems (over 250K watts).  Design and installation of a solar power system, especially a large commercial solar power system, requires proper licenses, design capabilities in electrical systems and solar systems, and constructional (ground or roof) implementation ability, as well as experienced project management and an understanding of industry regulations. In addition, the ability to procure proper solar equipment is critical to large commercial solar system projects.

We have obtained a C-46 Solar License from CBCL (California Board of Contractor License). We have been focusing on developing our expertise and proprietary technology to install large commercial and governmental solar power systems since 2010. We are also able to procure the necessary equipment and supplies through our distribution partnerships. Some of large scale commercial solar power systems that we has designed and installed include large office buildings, manufacturing facilities, warehouses and hotels.

In 2008, we were positioned in the top twenty solar installation companies in terms of total installed solar system size in a list compiled by the California Energy Commission (CEC). Over 3,000 listed companies had installed solar power systems, and over 90% of these companies were doing residential or small size commercial solar systems installation. Only a few companies in the list, including Sunvalley, had designed or installed solar power system projects over 250,000 watts.

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

Our current systems installation resources, which consist of two installation worker teams, one engineer/design team, and certain installation equipment, provide us with the capacity to install solar systems totaling approximately 1 million watts to 1.5 million watts on an annual basis.

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

The innovative design will also consider the variant spectral and angles, to guarantee excitation of the SPP at any angle around the bang gap, or absorption region of the solar cell unit. With the successful development of our new PV cells, we are expecting the efficiency of the organic thin-film-based solar cells to be over 10%, which is close to double that of the current commercially available thin film solar cells.

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

We believe that deployment of our new technology to increase the panel efficiency will reduce solar panel cost per watt as well as the total system cost. As an example, in the current U.S. market, the cost of thin-film solar panel (a-Si) is approximately $1.0/w. The efficiency of the module is around 7% only. For instance, a-Si thin film solar module TW-SF 95W produced by the Tianwei Soalrfilm is rated 95 watts output power. The market price for this module is $95. With the commercialization and implementation of new solar technologies, such as our patent-pending technology, the efficiency of this module can be increased from 7% to 10%, which in turn will increase the module output power from 95W to 135W with the same module size. So the solar panel cost per watt will be reduced to $0.7/w compared to $1.0/w before. The customer could save $3,000 for a 10,000 watt solar power system based on reduced solar panel cost only. Plus, with higher efficiency solar panels, the racking and electrical accessory cost of the system will be also reduced because fewer panels will be used for the same system size. The total system cost could be reduced over 30%. We expect that implementation of our new technology will reduce the overall cost of the solar power system to a level that is less than or at least comparable with fossil fuel energy sources in the near future.

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

The main points of focus for our R&D operation are as follows:

-	Keeping and developing a small but strong R&D team in San Diego
-	Collaborating with universities in the U.S. and panel manufacturers in China
-	Effectively use resources from research institutes and universities in China
-	Developing new solar technology and parts, focusing on application technologies

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

Our key current R&D topics include:

-	Developing new coating technology to increase the efficiency of PV panel
-	Develop solar PV application technology to reduce system level cost and increase installation flexibility – racking and panel cleaning system
-	Commercializing our patented advanced solar technology.

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

Principal Suppliers

We currently purchase solar panels primarily from two manufacturers, TianWei SolarFilms and JS Solar. We maintain good relationships with all of our suppliers, and especially with our primary and important suppliers. In addition, we are continuously adding new alternative suppliers to our supplier list. Due to the standardization of solar equipment, all materials we purchase from our suppliers are available from other sources and suppliers.

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

As a result of continuing global development at all levels of solar equipment manufacturing, including in the area of raw materials supply, in 2009 and 2010, the risk of disruption in the supply of necessary raw materials for solar panels has been greatly reduced since 2011. In addition, we have established solid relationships with several large solar equipment suppliers, allowing us to access multiple sources. For the immediate future, we therefore believe that raw materials for our products will continue to be readily available.

Currently, we believe that the market for solar power in China is not yet mature, while, the European market is overcrowded. As a result, we believe that Chinese manufacturers are looking for business opportunities in the United States. As an established technology and system integration company, Sunvalley maintains a unique position to act as the bridge between Chinese manufacturers. The partnership with these manufacturers in the solar power industry allows Sunvalley to provide its customers with a cost competitive, complete solar system solution with multiple selective options on PV panels and inverters.

Intellectual Property

Our R&D team has developed a new type of nano-structured solar cell and filed for patent protection in the U.S. as “New Solar Cell Structure with Increased Efficiency” on March 22, 2010, application number 12/729,201. We also made a progress on our smart system of networked PV panels for improved provision of electricity to the power grid. We filed for patent protection in the U.S. for this invention, “Networked Solar Panels and Related Methods,” on August 4, 2011.

The specific patent applications info is as follows:

EFS ID	7261431
Application Number	12729201
Confirmation Number	6760
Title	A Surface Plasmon Resonance Enhanced Solar Cell Structure with Broad Spectral and Angular Bandwidth and Polarization Insensitivity
Receipt Date	22-MAR-2010
Application Type	Utility under 35 USC 111(a)

EFS ID	10667328
Application Number	13198076
Confirmation Number	7067
Title	Networked Solar Panels and Related Methods
Receipt Date	04-AUG-2011
Application Type	Utility under 35 USC 111(a)

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

Item 2. Properties

We lease approximately 2,193 sq ft of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut CA 91789 for $2,961 per month.  This lease will terminate on November 30, 2012. The property is sufficient for our current business size. We plan to extend our lease for another year after November 30, 2012.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings.

Our agent for service of process in Nevada is Cane Clark Agency, LLC, 3273 East Warm Springs Rd., Las Vegas, NV 89120.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SSOL” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	$0.0079	$0.0040
September 30, 2011	$0.0135	$0.0050
June 30, 2011	$0.0158	$0.0083
March 31, 2011	$0.0259	$0.0033

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	$0.0479	$0.0044
September 30, 2010	$0.0802	$0.0310
June 30, 2010	$0.0016	$0.0016
March 31, 2010	n/a	n/a

On March 28, 2012, the last sales price per share of our common stock was $0.0030.

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

Holders of Our Common Stock

As of March 28, 2012, we had 968,224,644 shares of our common stock issued and outstanding, held by sixty (60) shareholders of record.

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

Recent Sales of Unregistered Securities

Securities Authorized for Issuance under Equity Compensation Plans

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

The estimated OEM panel cost is less than $0.70 per watt. As a reference, currently, the panel price is around $1.00 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

During the year ended December 31, 2011, we generated gross revenues of $5,826,490. Total cost of sales was $4,502,257, resulting in gross profit of $1,324,233. Total operating expenses were $1,427,914, and consisted of salary and wage expenses of $603,229, selling, general and administrative expenses of $404,136, professional fees of $322,102 and bad debt expense of $98,447. We experienced a net interest expense of $529,528, a gain of $220,279 due to the change in value of a derivative liability, and other income of $14,064. Our net loss for the year ended December 31, 2011 was therefore $398,866.

By comparison, during the year ended December 31, 2010, we generated gross revenues of $4,634,140. Total cost of sales was $3,924,330, resulting in gross profit of $709,180 Total operating expenses were $1,080,905, and consisted of salary and wage expenses of $547,738, selling, general and administrative expenses of $442,069, professional fees of $55,778 and bad debt expense of $35,320. We experienced a net interest expense of $15,891 and other income of $11,147. Our net loss for the year ended December 31, 2010 was therefore $375,839.

Our gross revenues increased significantly in 2011 compared to 2010 because we completed three large installation projects in 2011. These three major projects generated installation revenue of approximately $3.7 million in 2011. We incurred higher operating costs and higher consulting and other fees in 2011. These were mostly related to convertible notes, factoring of accounts receivable, and audit and legal services. In addition, we experienced higher bad debt expenses in 2011 due to a few of our vendors declaring bankruptcy or going out of business and their accounts receivable becoming uncollectible.

We use the Black-Scholes option pricing model to value our derivative liabilities and the subsequent remeasurement of our convertible notes. Due to these accounting procedures relating to our convertible notes, we recognized $523,466 as interest expenses and gain on derivative liabilities of $220,279.

Although we had expected to see an increase of over 150% in our solar installation business in 2009, our solar installation business and the solar industry as a whole was badly affected by the global economic crisis started in late 2008. During 2009 and 2010, because banks and investment institutes were very reluctant to loan money to solar customers, many potential solar power system customers suspended their plans to invest in new solar power systems. This development, in turn, had a negative impact on our solar installation business in 2009 and 2010. In order to reduce the risk to our business presented by these developments, we expanded our operations to include a new solar equipment distribution business beginning in November of 2008. We established distribution partnerships with some large PV panel manufacturers, such as Tainwei Solarfilms and PV Powered Inc., to distribute solar panels, solar inverters and other solar equipments to their clients in the U.S. Although the gross margin for our distribution business is less than 10%, this line of business contributed to the majority of our gross revenues in 2009, 2010, and during the first half of fiscal year 2011.

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we were able to obtain more large commercial installation projects than we did in 2010. We implemented over 1M watts in solar installation projects in year 2011, We have signed installation contracts for over 1.5M watts in solar systems for 2012 and they are currently under implementation.. We expect these projects to be completed before the end of Q4, 2012.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets in the amount of 5,731,166, consisting of cash in the amount of $162,403, accounts receivable of $4,512,198, inventory in the amount of $847,083, costs in excess of billings on uncompleted contracts of $168,493, prepaid expenses and other current assets of $14,289, other receivables of $1,700, and restricted cash of $25,000. As of December 31, 2011, we had current liabilities in the amount of $5,682,329. These consisted of accounts payable and accrued expenses in the amount of $4,135,229, a derivative liability of $501,626, customer deposits of $409,801, a factoring payable of $325,652, convertible debt of $124,789, a related party note payable of $100,000, accrued warranty of $68,881, the current portion of long term debt in the amount of $14,073, and the current portion of a capital lease in the amount of $2,278. Our working capital as of December 31, 2011 was therefore $48,837.

Our accounts receivable increased by $3,965,810 as of December 31, 2011 compared to December 31, 2010, largely as the result of our completion of large installation projects in late 2011.  Primarily for the same reason, our inventory decreased by $1,078,150 as of December 31, 2011 compared to December 31, 2010. Our costs in excess of billings on uncompleted contracts increased by $112,490 as of December 31, 2011 compared to December 31, 2010. This increase is due to our current involvement in three major short-term solar panel installation projects. Our derivative liability in the amount of $501,626 on December 31, 2011 represents a category of liability which did not exist as of December 31, 2010.  Our derivative liabilities are related to promissory notes convertible to common stock which were issued in 2011.  Also, our related party payables in the amount of $100,000 as of December 31, 2011 represent a category of liability which did not exist as of December 31, 2010.  These liabilities relate to promissory notes for money borrowed from our officers and directors in 2011. In addition, our factoring payable in the amount of $325,652 as of December 31, 2011 represents a category of liability which did not exist as of December 31, 2010.  This liability is the result of our factoring of certain invoices under a new factoring agreement signed in 2011.  Finally, our accounts payable and accrued expenses increased by $1,251,913 as of December 31, 2011 compared to December 31, 2010.

Our accounts payable and accrued expenses as of December 31, 2011 consisted of the following:

Accounts Payable	$3,622,479
Credit Card payable	241,751
Accrued vacation	22,703
Other accrued expense	125,538
Payroll liabilities	17,008
Sales tax payable	105,750
Total	$4,135,229

Operating activities used $1,414,814 in cash during 2011, compared to $252,700 in cash provided by operating activities during 2010.  The main factors causing this change were an increase in accounts receivable of $3,965,810 combined with an increase in accounts payable of $1,260,318, amortization of discount in the amount of $506,096, and a gain on the re-measurement of derivatives in the amount of $220,279.  Financing activities provided $1,202,513 in cash during 2011, compared to $12,525 in 2012. These included proceeds from convertible debt (discussed in more detail below) in the amount of $650,000, proceeds from our factoring line in the amount of $325,652, proceeds from related party notes payable in the amount of $100,000, and a repayment of long term debt in the amount of $14,160.  Investing activities used $171,460 in cash for the purchase of property and equipment.  We experienced a net decrease in cash of $383,761 for 2011, compared to a net increase of $236,711 for 2010.

As of December 31, 2011, our long-term liabilities were $73,519, which consisted of a loan owing to East West Bank with a balance of $60,220 and the remaining obligations of a capital lease in the amount of $13,299. The current portion of East West Bank loan due within the next year is $14,073 and the principal amount outstanding accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease-to-own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of December 31, 2011 the capital lease payable outstanding was $15,577, with $5,376 due within the next year.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Convertible Notes Issued To Asher Enterprises, Inc.
Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$100,000	01/07/11	10/7/11	15,652,625	July 8-25, 2011	$0
$100,000	04/06/11	1/4/12	41,370,513	Oct. 7-25, 2011	$0
$100,000	07/21/11	4/17/12	52,184,755	Jan. 10 – Feb. 2, 2012	$0
$75,000	10/03/11	6/27/12	—	—	$75,000
$75,000	10/26/11	7/20/12	—	—	$75,000
$78,500	02/15/12	11/21/12	—	—	$78,500

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

The Company has determined that the conversion feature of these notes is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2011 the value of the derivative liability was $501,626 and we recognized a gain on the derivative of $220,279 for the year ended December 31, 2011.

In addition, we have also recently received debt financing from Tonaquint, Inc. in the amount of $200,000 under a Convertible Promissory Note as follows:

Convertible Notes Issued To Tonaquint, Inc.
Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$200,000	10/28/11	7/18/12	—	—	$200,000

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

On November 10, 2011, we entered into a Factoring and Security Agreement (the “Agreement”) with CapFlow Funding Group Managers LLC (“CapFlow”). The Agreement is a credit facility for the purpose of factoring our accounts receivable. The cost of this funding is a discount of 1.85% of the gross amount of each receivable factored for the first 30 days, and an additional 0.95% for each additional 15 day period thereafter until the factored account receivable is closed. Under the Agreement, 20% to 25% of the amount of the purchased invoices is reserved. Our obligations to CapFlow under the Agreement are secured by substantially all of our assets. The total available credit line under the Agreement is $1,000,000. As of April 11, 2012, we had received total advances under the Agreement of $1,041,381.33 on factored invoices totaling $1,321,838.40. Currently, we have outstanding invoices factored to CapFlow of $928,538.40, for which $726,741.33 has been advanced. Our current available credit under the Agreement is $243,576.29. To date, discount rates for invoices factored to CapFlow under the Agreement have ranged from 1.85% to 7.55%.

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

We are currently seeking additional financing through the sale of common equity, including the sale of common equity to Auctus Private Equity Fund, LLC through an existing Draw-Down Equity Financing Agreement, and/or the issuance of short-term debt convertible to common equity as discussed above. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $1,357,790 as of December 31, 2011. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2011 and 2010;
F-3	Statements of Operations for the years ended December 31, 2011 and 2010;
F-4	Statement of Stockholders’ Equity for the years ended December 31, 2011 and 2010;
F-5	Statements of Cash Flows for the years ended December 31, 2011 and 2010;
F-6	Notes to Financial Statements
19

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunvalley Solar, Inc.

We have audited the accompanying consolidated balance sheets of Sunvalley Solar, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc., as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had losses from operations of $103,681 and accumulated deficit of $1,357,790, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2012

  SUNVALLEY SOLAR, INC.

Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$162,403	$546,164
Restricted cash	25,000	12,500
Accounts receivable, net	4,512,198	546,388
Inventory	847,083	1,925,233
Costs in excess of billings on uncompleted contracts	168,493	56,003
Other receivables	1,700	7,481
Prepaid expenses and other current assets	14,289	15,793

Total current assets	5,731,166	3,109,562

PROPERTY AND EQUIPMENT, NET	224,375	71,208

OTHER ASSETS
Other assets	28,827	5,686

Total other assets	28,827	5,686

TOTAL ASSETS	$5,984,368	$3,186,456

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,135,229	$2,883,316
Customer deposits	409,801	70,070
Accrued warranty	68,881	27,688
Current portion of long-term debt	14,073	13,256
Current portion of capital lease	2,278	—
Convertible debt, net	124,789	—
Related party notes payable	100,000	—
Factoring payable	325,652	—
Derivative liability	501,626	—

Total current liabilities	5,682,329	2,994,330

LONG-TERM LIABILITIES
Capital leases	13,299	—
Notes payable	60,220	74,269

Total long-term liabilities	73,519	74,269

TOTAL LIABILITIES	5,755,848	3,068,599

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 1,500,000,000 shares authorized, 886,039,889 and 800,068,420 shares issued and outstanding, respectively	886,040	800,068
Additional paid-in capital	700,270	276,713
Accumulated deficit	(1,357,790)	(958,924)

Total Stockholders' Equity	228,520	117,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,984,368	$3,186,456

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

REVENUES	$5,826,490	$4,634,140
COST OF SALES	4,502,257	3,924,330

GROSS PROFIT	1,324,233	709,810

OPERATING EXPENSES
Salary and wage expense	603,229	547,738
Bad debt expense	98,447	35,320
Professional fees	322,102	55,778
Selling, general and administrative expenses	404,136	442,069

Total operating expenses	1,427,914	1,080,905

LOSS FROM OPERATIONS	(103,681)	(371,095)

OTHER INCOME (EXPENSES)
Gain on derivative liability	220,279	—
Other income	14,064	11,147
Interest income (expense), net	(529,528)	(15,891)

Total other income (expenses)	(295,185)	(4,744)

LOSS BEFORE TAXES	(398,866)	(375,839)

Provision for income taxes	—	—

NET LOSS	$(398,866)	$(375,839)

BASIC AND DILUTED LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	827,955,114	648,323,685

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at February 28, 2007	25,150,896	$25,151	$6,106,916	$(6,422,232)	$(290,165)

Contributed executive services	—	—	10,000	—	10,000

Issuance of common stock for compensation	83,500	84	24,545	—	24,629

Issuance of common stock as partial payment of accounts payable	389,274	389	125,783	—	126,172

Warrants issued as payment of accrued interest due to related party	—	—	60,509	—	60,509

Warrants issued for services	—	—	32,422	—	32,422

Buy back of common stock	(10,000)	(10)	(37,490)	—	(37,500)

Net loss for the year ended February 29, 2008	—	—	—	(263,462)	(263,462)

Balance at January 1, 2008	14,264,000	$792,754	$—	$(166,220)	$626,534

Issuance of common stock for consulting services	3,246,000	55,247	—	—	55,247

Issuance of common stock for placement agent services	3,450,000	58,719	—	—	58,719

Repurchase and retirement of common stock	(2,510,000)	(452,000)	—	—	(452,000)

Issuance of common stock for cash, net of issuance costs	687,000	588,281	—	—	588,281

Reclassification of S Corporation accumulated deficit	—	(166,220)	—	166,220	—

Net income for the year ended December 31, 2008	—	—	—	4,774	4,774

Balance at December 31, 2008	488,984,171	$488,984	$387,797	$4,774	$881,555

Retirement of common stock	(3,832,765)	(3,833)	3,833

Net income for the year ended December 31, 2009	—	—	—	(587,859)	(587,859)

Balance at December 31, 2009	485,151,406	$485,151	$391,630	$(583,085)	$293,696

Repurchase of common stock	(5,110,353)	(5,110)	(194,890)	—	(200,000)

Recapiltalization	320,027,367	320,027	(320,027)	—	—

Contributed capital	—	—	400,000	—	400,000

Net income for the year ended December 31, 2010	—	—	—	(375,839)	(375,839)

Balance at December 31, 2010	800,068,420	800,068	276,713	(958,924)	117,857

Issuance of common stock for services	5,625,000	5,625	45,076	—	50,701

Issuance of common stock for cash	23,323,331	23,323	117,698	—	141,021

Issuance of common stock for debt	57,023,138	57,024	260,783	—	317,807

Net income for the year ended December 31, 2011	—	—	—	(398,866)	(398,866)

Balance at December 31, 2011	886,039,889	$886,040	$700,270	$(1,357,790)	$228,520

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES:

Net loss	$(398,866)	$(375,839)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	34,798	14,159
Amortization of discount	506,096	—
Gain on re-measurement of derivative	(220,279)	—
Stock issued for services	50,701	—
Changes in operating assets and liabilities:
Accounts receivable	(3,965,810)	(251,110)
Inventory	1,078,150	1,419,633
Prepaid expenses and other assets	1,504	(14,265)
Other receivables	5,781	57,897
Costs in excess of billings on uncompleted contracts	(112,490)	(56,004)
Restricted cash	(12,500)	—
Other assets	(23,141)	(1,250)
Accounts payable	1,260,318	(521,891)
Accrued warranty expenses	41,193	4,855
Customer deposits	339,731	(23,485)

Net Cash Provided by (Used) in Operating Activities	(1,414,814)	252,700

INVESTING ACTIVITIES:

Purchase in property and equipment	(171,460)	(28,514)

Net Cash Used in Investing Activities	(171,460)	(28,514)

FINANCING ACTIVITIES:

Proceeds from related party notes payable	100,000	—
Repayment of related party notes payable	—	(175,000)
Repayments of long term debt	(14,160)	(12,475)
Cash acquired in recapiltalization	—	400,000
Repurchase of common stock	—	(200,000)
Proceeds from factoring line	325,652	—
Proceeds from sale of common stock	141,021	—
Proceeds from convertible debt	650,000	—

Net Cash Provided by Financing Activities	1,202,513	12,525

NET INCREASE (DECREASE) IN CASH	(383,761)	236,711
CASH AT BEGINNING OF YEAR	546,164	309,453

CASH AT END OF YEAR	$162,403	$546,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$2,938	$24,808
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$605,313	$—
Common stock issued for debt	$317,807	$—
Equipment purchased under capital lease	$16,505	$—

The accompanying notes are an integral part of these consolidated financial statements.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Sunvalley Solar, Inc. (the Company) was incorporated on August 16, 2007 under the laws of the State of Nevada as Western Ridge Minerals, Inc., Sunvalley Solar Inc. (the "Subsidiary"), formerly known as West Coast Solar Technologies Corporation, a California corporation, was incorporated on January 30, 2007.

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010, Western Ridge Minerals acquired all of the issued and outstanding shares of the Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of the Sunvalley received a total of 480,041,053 (2,514,600 pre-split) shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the acquisition. There were 1,049,271,312 (5,496,400 pre-split) shares of the Company’s common stock outstanding before giving effect to the stock issuances in the acquisition and the cancellation of 729,243,944 (3,820,000 pre-split) shares by Mr. Marco Bastidas and certain other shareholders resulted in there being 800,068,420 (4,191,000 pre-split) shares outstanding post acquisition. As a result, the shareholders of the Subsidiary became the controlling shareholders of the combined entity. In connection with the acquisition, $400,000 was contributed to the Company from a Company shareholder.

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

Description of Business

The Company markets, sells, designs and installs solar panels for residential and commercial customers. The Company’s primary market is in the state of California, however the Company may sell anywhere in the United States.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2011 and has an accumulated deficit of $1,357,790 as of December 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the financial statements include the allowance for doubtful accounts, accrued warranty, convertible debt derivative liabilities and discount expenses. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

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

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are generally due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $178,447 and $80,000, as of December 31, 2011 and 2010, respectively.

Customer Deposits

Customer deposits represent advance payments received for installation projects. Typically the Company will receive five percent of a contract total at the commencement of the installation project. These amounts are recorded as liabilities until such time that the Company has performed the majority of its contractually agreed-upon work, at which time the deposits are recognized as revenue in accordance with the Company’s revenue recognition policy.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods.  Finished goods consist of solar panels ready for installation and delivery to customers.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2011 and 2010.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2011 and 2010.

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

Revenue Recognition

The completion of a solar installation project ranges from one to nine months; therefore, the Company recognizes revenue from a system installation under the completed contract method of accounting, pursuant to ASC 605. Revenue from system installations and sales of solar panels is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The Company defines its services as having been substantially completed upon passing inspection by the Fire Department and obtaining the City’s Building Department’s approval after its final inspection of the installed system. Wholesale revenues are recognized pursuant to the same criteria; however, with wholesale arrangements the Company defines its delivery as having been completed at such time the customer takes possession of the Company’s product.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as direct labor, inbound freight costs and other material costs required to complete products and installation projects. For installation projects, the direct labor costs are recorded as work-in-progress inventory and other installation project costs incurred by the Company are recorded as costs in excess of billings on uncompleted contracts before the project’s revenue is recognized.

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

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $68,881 and $27,688 at December 31, 2011 and 2010, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $3,021 and $27,210 for the years ended December 31, 2011 and 2010, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $-0- and $-0- for the years ended December 31, 2011 and 2010, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 191,235,412 and $-0- such potentially dilutive shares excluded as of December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3:   RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2011 and 2010 the Company maintains a certificate of deposit in the amount of $25,000 and $12,500, respectively, with a financial institution.

NOTE 4:   INVENTORY

The Company’s inventory consisted of the following at December 31, 2011 and 2010:

	2011	2010
Raw materials	$585	$8
Work in Progress	12,361	6,741
Finished goods	834,137	1,918,484
Total Inventory	$847,083	$1,925,233

NOTE 5:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2011 and 2010:

	2011	2010
Computer equipment	$57,706	$32,407
Buildings	113,874	—
Furniture	16,655	16,065
Software	2,368	2,368
Vehicles	110,286	62,094
Gross Property and Equipment	300,889	112,934
Less: accumulated depreciation	(76,514)	(41,726)
Net Property and Equipment	$224,375	$71,208

Depreciation expense for the years ended December 31, 2011 and 2010 was $34,798 and $14,159, respectively.

NOTE 6:   RELATED PARTY TRANSACTIONS

The Company owes $100,000 and $-0- for short-term related party loans with maturity dates of less than 1 year bearing an interest rate of 6.5%; per annum to its stockholders as of December 31, 2011 and 2010, respectively. The interest expense incurred for these short-term loans was $178 and $-0-, for the years ended December 31, 2011 and 2010, respectively.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 7: COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in three major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these three contracts under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of December 31, 2011 and 2010, the Company has capitalized $168,493 and $56,003 of costs incurred in relation to installation projects. One of the major projects is estimated to be substantially completed by March 31, 2012 and the other two projects are estimated to be substantially completed by June 30, 2012.

NOTE 8:    NOTES PAYABLE

Notes payable outstanding as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Notes payable (1)
Current portion	$14,073	$13,256
Long-term portion	60,220	74,269
Total Notes Payable	$74,293	$87,525

(1)	Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.00% as of December 31, 2011) plus 2% per annum.

Future maturities of notes payable are as follows:

2012	$14,073
2013	14,940
2014	15,861
2015	16,839
2016	12,580
Thereafter	—
Total	$74,293

NOTE 9: CAPITAL LEASE

In September 2011, the Company entered a lease-to-own purchase agreement. The Company evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, the Company has classified the lease as a capital lease.   The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

Capital leases payable outstanding as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Forklift lease	$15,577	$—
Total Capital Leases	$15,577	$—

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Future maturities of capital leases are as follows:

2012	$5,376
2013	5,376
2014	5,376
2015	5,376
2016	3,585

Total minimum lease payments	25,089
Less executory costs	1,348
Net minimum lease payments	23,741
Less amount representing interest	8,164

Present value of minimum lease payments	$15,577

NOTE 10: CONVERTIBLE DEBT

On January 7, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. As of December 31, 2011, the Company had issued 15,652,625 shares of common stock upon conversion of the $100,000 note, along with $4,155 in accrued interest payable. As of December 31, 2011 the entire $100,000 debt discount had been amortized to interest expense.

On April 6, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. As of December 31, 2011 the Company had issued 41,370,513 shares of common stock upon conversion of the $100,000 note, along with $4,250 in accrued interest payable. As of December 31, 2011 the entire $100,000 debt discount had been amortized to interest expense.

On July 21, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. The note is due on April 17, 2012, is unsecured, and bears an interest rate of 8%. As of December 31, 2011 the Company has recorded $3,573 in accrued interest on the note. As of December 31, 2011 the Company had amortized $51,253 of the debt discount to interest expense, leaving $48,747 in unamortized debt discount at December 31, 2011.

On October 3, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $30,313 on the note date. The note is due on June 27, 2012, is unsecured and bears an interest rate of 8%. As of December 31, 2011 the Company had recorded $1,463 in accrued interest on the note. As of December 31, 2011 the Company had amortized $10,066 of the debt discount to interest expense, leaving $20,247 in unamortized debt discount at December 31, 2011.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

On October 26, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $75,000 on the note date. The note is due on July 20, 2012, is unsecured and bears an interest rate of 8%. As of December 31, 2011 the Company had recorded $1,085 in accrued interest on the note. As of December 31, 2011 the Company had amortized $18,470 of the debt discount to interest expense, leaving $56,530 in unamortized debt discount at December 31, 2011.

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. As of December 31, 2011 the Company had recorded $2,844 in interest on the note. As of December 31, 2011 the Company had amortized $313 of the debt discount to interest expense, leaving $199,687 in unamortized debt discount at December 31, 2011.

NOTE 11: DERIVATIVE LIABILITY

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

The total fair values of the conversion option of the January 7, 2011 note ($166,852), the April 6, 2011 note ($166,402), the July 21, 2011 note ($163,861), the October 3, 2011 note (30,313), the October 26, 2011 note (91,954), and the October 28, 2011 note (211,930) have been recognized as a derivative liability on the dates of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain on derivative liability” until such time as the warrants are exercised or expire.

The Company uses the Black-Scholes option pricing model to value the derivative liabilities and subsequent remeasurement. Included in the models are the following assumptions: risk free rates ranging from 0.01% to 0.29%, and annual volatility ranging from 140% to 913%.

During July 2011, the Company issued 15,652,625 shares of the Company’s common stock to convert the January 7, 2011 note in full. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

During October 2011, the Company issued 41,370,513 shares of the Company’s common stock to convert the April 6, 2011 note in full. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   As of December 31, 2011 and 2010, the Company has recognized a gain of $220,279 and $-0-, respectively.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 12:   EQUITY TRANSACTIONS

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

During July 2011, the Company issued 15,652,625 shares of common stock upon conversion of $100,000 of its convertible debt and $4,155 in accrued interest.

During October 2011, the Company issued 41,370,513 shares of common stock upon conversion of $100,000 of its convertible debt and $4,250 in accrued interest.

Drawdown Equity Financing Agreement - On December 31, 2010, the Company entered into a Drawdown Equity Financing Agreement (the “DEFA”) and an accompanying Registration Rights Agreement (the “RRA”).  Under the DEFA, the Company agreed to issue and sell up to $10,000,000 worth of the Company’s common stock over a three year period. The DEFA entitles the Company to request advances, or “draw-downs,” periodically over the term of the agreement.  Upon delivery of a drawdown notice the Company can affect the sale of common stock, which can be valued at a maximum of either (i) $500,000 or (ii) 200% of the average daily volume of the common stock based on the ten (10) trading days preceding the drawdown notice date (as defined in the DEFA), whichever is larger. The purchase price of the common stock for an advance is set at ninety-three percent (93%) of the lowest closing bid price of the common stock during the pricing period, which is defined as the five consecutive trading days immediately after the drawdown notice date.  There must be a minimum of five trading days between each drawdown notice date. Under the DEFA, the lender shall cease selling any shares of the Company’s common stock during a pricing period if a) the market price of the Company’s common stock falls below a fixed-price floor that the Company provide per drawdown or b) the market price of the Company’s common stock falls below seventy-five percent of the average closing bid price of the common stock over the preceding ten trading days prior to the drawdown notice date (the "floor"). At the Company’s sole discretion, the Company may waive its right with respect to the floor and allow the lender to sell any shares below the floor price.  The floor price restriction only applies to the five consecutive trading days immediately after the drawdown notice date.

During the year ended December 31, 2011, the Company issued 23,323,331 shares of its common stock pursuant to the Equity Drawdown, resulting in net cash proceeds of $141,021.

NOTE 13: FACTORING LINE PAYABLE

During the year ended December 31, 2011, the Company borrowed a total of $314,640 from a factoring company against its accounts receivable. The factoring line charges a discount of approximately 0.95% for each 15 day period of the amount of the receivable remains unpaid. As of December 31, 2011, accrued interest and fees on this factoring line totaled $11,012. The Company has a credit facility of up to $600,000.

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 14:   INCOME TAXES

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

Deferred tax assets and the valuation account are as follows:

	2011	2010
Deferred tax assets:
NOL carryover	$50,520	$127,786
Valuation allowance	(50,520)	(127,786)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010. The components of income tax expense are as follows:

	2011	2010
Operating loss carry forwards	$401,540	$327,658
Gain on derivative liability	74,895	—
Valuation allowance	(476,435)	(327,658)
	$—	$—

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $1,112,286 and $963,699 as of December 31, 2011 and 2010, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Federal statutory rate (34%)	$(135,614)	$(127,786)
Non-deductable expenses	—	—
State tax benefit, net of federal tax effect	(13,163)	(12,403)
Change in valuation allowance	148,777	140,188
Provision for income taxes	$—	$—

 SUNVALLEY SOLAR, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2011, 2010, 2009, and 2008.

NOTE 15:    COMMITMENTS AND CONTINGENCIES

Office Lease - The Company leases an office under an operating lease that expires on May 31, 2011.  Total rent expense amounted to $39,300 and $38,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

Minimum base lease payments required to be made during 2012 total $34,978.

Legal Proceedings - From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 16:   CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from one manufacturer during the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, these vendors accounted for approximately 47% and 97%, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2011 and 2010, one and two customers, respectively, represented more than 10% of the Company’s sales. This translates to approximately 64% and 19%, respectively, of the Company's annual net revenues.

NOTE 17:   SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2011 through March 19, 2012 the Company executed several issuances of common stock totaling 30,000,000 shares to a third party and received net cash proceeds of $75,330.

The Company entered into a convertible note of $78,500 dated February 15, 2012 for which the funding was received on February 22, 2012.

During January and February 2012, the Company issued 52,184,755 shares of common stock upon conversion of $100,000 of its convertible debt issued during 2011, and $4,000 in accrued interest.

On February 24, 2012 the Company borrowed $21,308 from one of its stockholders. The Note has a maturity date of less than one year and bears interest at a rate of 6.5% per annum.

During March 2012, the Company paid $344,334 to its factoring provider, inclusive of accrued fees, and the Company borrowed a total of $726,741 from the factoring provider against its accounts receivable with a discount fee of approximately 0.95% for each 15-day period the accounts receivable remain unpaid. The Company’s credit facility with the factoring company was increased to one million in March 2012.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2011.

Name	Age	Office(s) held
Zhijian (James) Zhang	45	President, CEO, Director
Mandy Chung	44	Chief Financial Officer, Secretary, Treasurer
Hangbo (Henry) Yu	58	General Manager, Director
Fang Xu	46	Chief Technology Officer
Shirley Liao	43	Director of Administration
Anyork Lee	62	Director

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

Mandy Chung – Ms. Chung is our Chief Financial Officer, Secretary, and Treasurer.  She has held these positions since August of 2008. Ms. Chung co-founded Chung & Chung Accountancy Corporation, CPAs (CCAC) in 2004 and she is licensed as a Certified Public Accountant in California. Ms. Chung is one of the partners in CCAC and she provides audit, review, compilation, consulting, tax services and financial planning to various clients. Ms. Chung has been working for CCAC for the past five years since its establishment.

Ms. Chung graduated from Texas A&M University (College Station) with a Master’s degree in Finance and a Bachelor’s degree in Accounting. Ms. Chung has over 15 years of public accounting experience in providing auditing, accounting, business consulting and tax services to a wide range of industries. She has extensive experience in performing reviews and audits for various organizations, including publicly reporting companies. In addition, Ms. Chung helped the former founder of Dietrich Coffee to prepare a ten-year business and financial plan to establish a new series of coffee stores. Ms. Chung also conducted various incurred costs audits for MGM Mirage, Los Angeles County Metropolitan Transportation Authority and Caltrans. On a daily basis, Ms. Chung is responsible for the accounting operations and record keeping of Sunvalley Solar Inc.  Her duties include customer deposits and check payments recording, accounts receivable, accounts payable and inventory recording, customers’ credit evaluation, employees hiring and termination issues, sales tax filing, payroll tax filing, monthly bank reconciliation, preparing financial statements, performing preparation for annual audit, quarterly review and income tax return filing.  Approximately 50% of Ms.Chung’s time is used to perform her job as the CFO of Sunvalley Solar Inc.

Hangbo (Henry) Yu – Mr. Yu is our General Manager and a member of our Board of Directors. He has served in these positions since January of 2007 and was the founder of our business. From 2004 through 2006, Mr. Yu was the General Manager and a board member of International Transportation Corp., Canada. He graduated from Beijing University of Aeronautics and Astronautics with a Bachelor’s degree in Structure Design. He has run several startup companies in China and Canada, respectively. Over the past 12 months, Mr. Yu has been working to establish relationships with major solar power equipment manufacturers in China. Mr. Yu is an experienced business and operations manager. He has over 20 years of experience in import-export, logistics, international transportation, solar business operation and solar power system project planning and field managing.

Fang Xu – Dr. Xu is our Chief Technology Officer.  He has served in this position since July of 2008. From 2005 through June of 2008, he was a staff design engineer at Via Telecom, Inc. He graduated from the Electrical Department of Beijing University in China, has a Masters Degree in Electronics from the University of Alabama, and a PhD in Photonics from the University of California, San Diego. Dr. Xu is currently in charge of our research and development efforts . Dr. Xu has over 13 years of experience in both in academic and industrial environments. Dr. Xu has extensive knowledge in photonics, and optics, as well as micro and nano-scale device processing technologies. In addition, Dr. Xu has hands on experience in making the nano-scale structure that modifies the effective dielectric properties of optical materials. Dr. Xu has been a pioneer in the use polarization selective materials to construction micro and nanoscale diffractive optical elements.

Shirley Liao – Mrs. Liao is our Director of Administration.  She has served Sunvalley Solar, Inc. in this position since January of 2007. She graduated from Guangxi University in Art and Financial Management. Before moving to the United States, Shirley Liao worked in an international trading company (Audio & Video Company of Guangxi) as an executive management member. While working there, Mrs. Liao acquired experience in international trade as well as general sales management. From 1997 through 1998, she worked at Trust Bank as a Loan Officer. She has also worked at Coldwell Banker George Realty since 2000 as a real estate broker. Through the real estate sales business, she established good relationships with local societies, business owners, banks, builders and government agencies. Her excellent market and sales experiences as well as connections to customers bring an exceptional value to the company. Currently, Mrs. Liao does not spend working hours at Coldwell Banker George Realty. She is a full time employee devoting forty hours per week to Sunvalley Solar, Inc.

Anyork Lee – Mr. Lee is a member of our Board of Directors.  He graduated from National Taiwan University, Taiwan and got his MBA from California State University, Stanislaus, in 1979. Mr. Lee has extensive connections to various Chinese-American and other organizations and societies. Mr. Lee has been a Director of the Board of Alhambra Medical University since 2005 and served as a Governing Board Member of Walnut Valley from 1997 to 2005. He is the president of CAAM (California Alliance of Acupuncture Medicine), Chairman of Southern California Chapter of APIAPAA (Asian Pacific Island American Public Affair Association), a Planning Committee Member of Susan Samueli Center for Integrative Medicine at University of California, Irvine, a Board Member of the Chinese American Association of Diamond Bar, and a member of the Board of Trustees of Walnut Valley Unified School District. Mr. Lee’s other affiliations include:

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

Southern California Chapter, Chair

Jan. 2007 – present Ca. Alliance of Acupuncture Medicine, President Emeritus

Aug. 2005 – present University of California, Irvine, Susan Samueli Center for Integrative Medicine, Planning Committee Member

Oct. 2004 – present DB 4Youth, member Asian American Acupuncture College, San Diego

For the past five years, Mr. Lee has worked as a licensed health practitioner at two private clinics, Dr. Lee Acupuncture and Alhambra Medical University.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers other than Shirley Liao and Hangbo (Henry) Yu who are wife and husband.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2011 2010	101,977 98,500	46,353 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	148,330 98,500
Mandy Chung, CFO, Secretary, and Treasurer	2011 2010	50,134 37,500	22,795 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	72,979 37,500
Hangbo (Henry) Yu, General Manager and Director	2011 2010	110,754 100,000	46,603 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	157,357 100,000
Fang Xu, CTO	2011 2010	8,856 9,300	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	8,856 9,300
Shirley Liao, Director of Administration	2011 2010	62,961 61,502	22,895 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	85,856 61,502

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	-	-	-	-
Mandy Chung, CFO, Secretary, and reasurer	-	-	-	-	-	-	-	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	-	-	-	-
Fang Xu, CTO	-	-	-	-	-	-	-	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	0	-0	-0	-0	-0	-0	-0
Hangbo (Henry) Yu	0	-0	-0	-0	-0	-0	-0
Anyork Lee	1,770	-0	-0	-0	-0	-0	1,770

Narrative Disclosure to the Director Compensation Table

We do not currently provide any set compensation to directors for their service as directors.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 968,224,644 shares common stock issued and outstanding as of March 28, 2012.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	88,075,400 shares	9.10%
Common Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	63,558,945 shares	6.57%
Common Stock	Anyork Lee 1050 Yorba Linda Blvd. Placentia, CA 92870	30,664,190 shares	3.17%
Common Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	8,973,602 shares	2.21%
Common Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	6,899,360 shares	0.71%
Common Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	127,700 shares	0.01%
Total of All Current Directors and Officers:
Common Stock		198,299,197 shares	21.77%
More than 5% Beneficial Owners
Common Stock	Haibo Yu 38499 Berkeley Common Fremont CA 94536	53,899,668 shares	5.57%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

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

3. On December 21, 2011, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan is due within a year and bears interest at a rate of 6.50% per year.

4. On December 21, 2011, we borrowed the sum of $50,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan is due within a year and bears interest at a rate of 6.50% per year.

5. On February 24, 2012, we borrowed the sum of $21,307.90 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan is due within a year and bears interest at a rate of 6.50% per year.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2011	$28,500	$0	$0	$0
December 31, 2010	$18,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Drawdown Equity Financing Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 15, 2012
10.4	Convertible Promissory Note issued to Asher Enterprises, Inc. dated February 15, 2012
10.5	Securities Purchase Agreement with Asher Enterprises, Inc. dated October 18, 2011 (4)
10.6	Convertible Promissory Note issued to Asher Enterprises, Inc. dated October 18, 2011 (4)
10.7	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 23, 2011 (3)
10.8	Convertible Promissory Note issued to Asher Enterprises, Inc. dated September 23, 2011 (3)
10.9	Securities Purchase Agreement with Tonaquint, Inc. dated October 18, 2011 (4)
10.10	Convertible Promissory Note issued to Tonaquint, Inc. dated October 18, 2011 (4)
10.11	Factoring and Security Agreement with CapFlow Funding Group Managers LLC dated November 10, 2011
10.12	Premises Lease (2)
10.13	First Amendment to Premises Lease
10.14	Distribution Contract – TianWei SolarFilms Co. (2)
10.15	Private Loan Agreement with James Zhang dated December 21, 2011
10.16	Private Loan Agreement with Henry Yu dated December 21, 2011
10.17	Private Loan Agreement with Henry Yu dated February 24, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011.
(2)	Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011.
(3)	Incorporated by reference to Current Report on Form 8-K filed on October 18, 2011.
(4)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
April 16, 2012

By:	/s/ Mandy Chung
Mandy Chung Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
April 16, 2012

By:	/s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu General Manager, Director
April 16, 2012

By:	/s/ Anyork Lee
Anyork Lee Director
April 16, 2012

