Form 10-Q
period 2012-03-31
SUNVALLEY SOLAR, INC.
filed 2012-05-21
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,074,808,309 common shares as of May 18, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$117,847	$162,403
Restricted cash	25,000	25,000
Accounts receivable, net	4,156,833	4,512,198
Inventory	1,076,872	847,083
Costs in excess of billings on uncompleted contracts	387,989	168,493
Other receivables	3,088	1,700
Prepaid expenses and other current assets	9,917	14,289

Total current assets	5,777,546	5,731,166

PROPERTY AND EQUIPMENT, NET	214,650	224,375

OTHER ASSETS
Other assets	27,787	28,827

Total other assets	27,787	28,827

TOTAL ASSETS	$6,019,983	$5,984,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,854,489	$4,135,229
Customer deposits	541,272	409,801
Accrued warranty	69,807	68,881
Current portion of long-term debt	14,245	14,073
Current portion of capital lease	2,645	2,278
Convertible debt, net of discount	210,933	124,789
Related party notes payable	121,308	100,000
Factoring payable	713,488	325,652
Derivative liability	317,472	501,626

Total current liabilities	5,845,659	5,682,329

LONG-TERM LIABILITIES
Capital leases	12,806	13,299
Notes payable	56,614	60,220

Total long-term liabilities	69,420	73,519

TOTAL LIABILITIES	5,915,079	5,755,848

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 1,500,000,000 shares authorized, 968,224,644 and 886,039,889 shares issued and outstanding, respectively	968,225	886,040
Additional paid-in capital	798,055	700,270
Subscription receivable	(45,000)	—
Accumulated deficit	(1,616,376)	(1,357,790)

Total Stockholders' Equity	104,904	228,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,019,983	$5,984,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$178,096	$797,810
COST OF SALES	169,960	683,446

GROSS PROFIT	8,136	114,364

OPERATING EXPENSES
Salary and wage expense	175,762	142,902
Professional fees	23,368	—
Selling, general and administrative expenses	132,576	170,339

Total operating expenses	331,706	313,241

LOSS FROM OPERATIONS	(323,570)	(198,877)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	271,075	(2,653)
Other income	469	2,391
Interest income (expense), net	(206,560)	(3,365)

Total other income (expenses)	64,984	(3,627)

LOSS BEFORE TAXES	(258,586)	(202,504)

Provision for income taxes	—	—

NET LOSS	$(258,586)	$(202,504)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	939,519,738	802,735,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES:

Net loss	$(258,586)	$(202,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,725	5,301
Amortization of discount	194,544	—
(Gain) loss on re-measurement of derivative	(271,054)	2,653
Stock-based compensation	—	13,200
Changes in operating assets and liabilities:
Accounts receivable	355,365	(72,635)
Inventory	(229,789)	474,177
Prepaid expenses and other assets	4,861	(226,674)
Other receivables	(1,388)	(14,361)
Costs in excess of billings on uncompleted contracts	(219,496)	(175,902)
Other receivables	551	—
Accounts payable	(276,460)	43,916
Accrued warranty expenses	926	—
Customer deposits	131,471	(56,143)

Net Cash Used in Operating Activities	(559,330)	(208,972)

INVESTING ACTIVITIES:

Purchase in property and equipment	—	(34,655)

Net Cash Used in Investing Activities	—	(34,655)

FINANCING ACTIVITIES:

Proceeds from related party notes payable	21,308	100,000
Repayments of long term debt	(3,560)	(3,573)
Proceeds from factoring line	387,836	30,090
Proceeds from sale of common stock	30,690	—
Proceeds from convertible debt	78,500	—

Net Cash Provided by Financing Activities	514,774	126,517

NET DECREASE IN CASH	(44,556)	(117,110)
CASH AT BEGINNING OF YEAR	187,403	546,164

CASH AT END OF YEAR	$142,847	$429,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,862	$1,545
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$86,900	$65,581
Common stock issued for debt	$104,280	$—
Subscription receivable	$45,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Notes to Financial Statements

March 31, 2012 and December 31, 2011

 NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the March 31, 2011 financial statements have been reclassified to conform to the presentation in the March 31, 2012 financial statements.

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

SUNVALLEY SOLAR, INC.

Condensed Consolidated Notes to Financial Statements

March 31, 2012 and December 31, 2011

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

	2012	2011
Raw materials	$3,222	$585
Work in Progress	50,644	12,361
Finished goods	1,023,006	834,137
	$1,076,872	$847,083

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 294,397,333 and 191,235,412 such potentially dilutive shares excluded as of March 31, 2012 and December 31, 2011, respectively.

The Company’s inventory consisted of the following at March 31, 2012 and December 31, 2011:

NOTE 4 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

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

As of March 31, 2012 and December 31, 2011, the Company has capitalized $387,989 and $168,493 of costs incurred in relation to installation projects. The company expects two major projects to be completed or substantially completed by June 30, 2012.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of March 31, 2012 the net book value of this leased asset is $14,442 as the Company recognizes $15,451 in remaining lease obligations.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company borrowed $21,308 from one of the officers of the Company. The note accrues interest at 6.5 percent per annum, is unsecured and due on demand. As of December 31, 2011, the Company owes $100,000 for short-term related party loans with maturity dates of less than 1 year bearing an interest rate of 6.5%; per annum. The interest expense incurred on the related party payables was $1,757 and $178, for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. As of March 31, 2012, the Company has accrued interest of $1,935 compared to $178 as of December 31, 2011.

NOTE 7 – CONVERTIBLE DEBT

On July 21, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. The note is due on April 17, 2012, is unsecured, and bears an interest rate of 8%. As of March 31, 2012, the full amount of the note was converted to the Company’s common stock along with $4,280 of accrued interest.

On October 3, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the hold’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $30,313 on the note date. The note is due on June 27, 2012, is unsecured and bears an interest rate of 8%. As of March 31, 2012 the Company had recorded $2,959 in accrued interest on the note. As of March 31, 2012 the Company had amortized $6,875 of the debt discount to interest expense, leaving $13,371 in unamortized debt discount at March 31, 2012.

On October 26, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $75,000 on the note date. The note is due on July 20, 2012, is unsecured and bears an interest rate of 8%. As of March 31, 2012 the Company had recorded $2,851 in accrued interest on the note. As of March 31, 2012 the Company had amortized $19,195 of the debt discount to interest expense, leaving $37,335 in unamortized debt discount at March 31, 2012.

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. As of March 31, 2012 the Company had recorded $6,902 in accrued interest on the note. As of March 31, 2012 the Company had amortized $100,399 of the debt discount to interest expense, leaving $99,288 in unamortized debt discount at March 31, 2012.

On February 22, 2012, the Company borrowed $78,500 of convertible debt. The debt is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on November 21, 2012, is unsecured and bears an interest rate of 8%. As of March 31, 2012 the Company had recorded $654 in accrued interest on the note. As of March 31, 2012 the Company had amortized $10,927 of the debt discount to interest expense, leaving $67,573 in unamortized debt discount at March 31, 2012.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 8 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. These debts are convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 days prior to conversion. The number of shares issuable upon conversion of these debts are limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

The exercise price of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The total fair value of the conversion option of the February 22, 2012 note was $86,900 and has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of the conversion option being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain on derivative liability” until such time as the warrant is exercised or expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability on February 22, 2012. Included in the model are the following assumptions: stock price at valuation date of $0.0027, exercise price of $0.0015, dividend yield of zero, years to maturity of nine months or 0.75, risk free rate of 0.17 percent, and annualized volatility of 143.32 percent.

During the three month period ending March 31, 2012, the Company issued 52,184,755 shares of the Company’s common stock to convert the July 21, 2011 note in full. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   As of March 31, 2012 and December 31, 2011, the Company has recognized a gain of $271,075 and $220,279, respectively.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At March 31, 2012, the Company revalued the conversion features using the following assumptions: stock price of $0.0025, exercise price of $0.0015, dividend yield of zero, years to maturity vary according to convertible note, risk free rate ranging from 0.07 to 0.15 percent, and annualized volatility ranging from 123 to 133 percent and determined that, during the three months ended March 31, 2012, the Company’s derivative liability decreased to $317,472. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

 SUNVALLEY SOLAR, INC.

Condensed Consolidated Notes to Financial Statements

March 31, 2012 and December 31, 2011

NOTE 9 - FACTORING LINE PAYABLE

During March 2012, the Company paid $344,334 to its factoring provider, inclusive of accrued fees, and the Company borrowed a total of $685,794 from the factoring provider against its accounts receivable with a discount fee of approximately 0.95% for each 15-day period the accounts receivable remain unpaid. As of March 31, 2012, accrued interest and fees on this factoring line totaled $27,693. The Company’s credit facility with the factoring company was increased to one million in March 2012.

NOTE 10 – COMMON STOCK

On January 27, 2012, the Company issued 4,000,000 shares of its common stock for cash at $0.0049 per share. On February 9, 2012, the Company issued 6,000,000 shares of its common stock for cash at $0.0028 per share. On March 19, 2012, the Company issued 20,000,000 shares of its common stock for cash at $0.0022 per share, which as of the end of the period has been recorded as a subscription receivable in the amount of $45,000.

During the three months ended March 31, 2011, the Company issued 52,184,155 shares of common stock upon conversion of $100,000 of its debt plus accrued interest of $4,280.

NOTE 11 – SUBSEQUENT EVENTS

During April and May 2012, the Company issued 106,583,665 shares of common stock upon conversion of $97,000 of its convertible debts issued during 2011.

On May 12, 2012 the Company received an additional $15,000 from the issuance of convertible debt.

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

The estimated OEM panel cost is less than $0.60 per watt. As a reference, currently, the lowest panel price is around $1.00 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

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

Results of Operations for the three and six months ended June 30, 2011 and 2010

During the three months ended March 31, 2012, we generated gross revenues of $178,096. Total cost of sales was $169,960, resulting in gross profit of $8,136. Total operating expenses were $331,706, and consisted of salary and wage expenses of $175,762, selling, general and administrative expenses of $132,576, and professional fees of $23,368. We experienced interest expense of $206,560, other income of $469 and a gain of $271,075 due to the change in value of a derivative liability. Our net loss for the three months ended March 31, 2012 was therefore $258,586.

By comparison, during the three months ended March 31, 2011, we generated gross revenues of $797,810. Total cost of sales was $683,446 resulting in gross profit of $114,364. Total operating expenses were $313,241, and consisted of salary and wage expenses of $142,902 and selling, general and administrative expenses of $170,339. We experienced interest expense of $3,365, other income of $2,391, and a loss due to the change in value of a derivative liability of $2,653. The net loss for the three months ended March 31, 2011 was therefore $202,504.

Our revenues decreased significantly for the three months ended March 31, 2012 compared to the first quarter of last year. This change is due to the fact that we have been implementing several large commercial solar systems during the first and second quarter which are scheduled to be completed in the second quarter or third quarter of 2012. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for these projects will therefore be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We use the Black-Scholes option pricing model to value our derivative liabilities and the subsequent remeasurement of our convertible notes. Due to these accounting procedures relating to our convertible notes, we recognized $202,940 as interest expenses and gain on derivative liabilities of $271,075 during the three months ended March 31, 2012.

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we were able to obtain more large commercial installation projects than we did in 2010. We implemented over 1M watts in solar installation projects in year 2011, We have signed installation contracts for over 1.5M watts in solar systems for 2012 and they are currently under implementation. We expect these projects to be completed before the end of Q4, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had current assets in the amount of $5,777,546, consisting of cash in the amount of $117,847, accounts receivable of $4,156,833, inventory in the amount of $1,076,872, costs in excess of billings on uncompleted contracts of $387,989, prepaid expenses and other current assets of $9,917, other receivables of $3,088, and restricted cash of $25,000. As of March 31, 2012, we had current liabilities in the amount of $5,845,659. These consisted of accounts payable and accrued expenses in the amount of $3,854,489, a derivative liability of $317,472, customer deposits of $541,272, a factoring payable of $713,488, convertible debt of $210,933, related party notes payable of $121,308, accrued warranty of $69,807, the current portion of long term debt in the amount of $14,245, and the current portion of a capital lease in the amount of $2,645. Our working capital deficit as of March 31, 2012 was therefore $68,113.

Our accounts payable and accrued expenses as of March 31, 2012 consisted of the following:

Accounts Payable	$3,565,992
Credit Card payable	34,665
Accrued vacation	25,016
Other accrued expense	90,087
Payroll liabilities	40,036
Sales tax payable	98,693
Total	$3,854,489

As of March 31, 2012, our long-term liabilities were $69,420, which consisted of a loan owing to East West Bank with a long term portion of $56,614 and the remaining long term obligations of a capital lease in the amount of $12,806. The current portion of East West Bank loan due within the next year is $14,245 and the principal amount outstanding accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease-to-own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of March 31, 2012 the capital lease payable outstanding was $15,451, with $2,645 due within the next year.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$100,000	01/07/11	10/7/11	15,652,625	July 8-25, 2011	$0
$100,000	04/06/11	1/4/12	41,370,513	Oct. 7-25, 2011	$0
$100,000	07/21/11	4/17/12	52,184,755	Jan. 24 - Feb. 10, 2012	$0
$75,000	10/03/11	6/27/12	80,027,472	April 16 - May 10, 2012	$3,000
$75,000	10/26/11	7/20/12	—	—	$75,000
$78,500	02/15/12	11/21/12	—	—	$78,500

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

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of March 31, 2012 the value of the derivative liability was $317,472 and we recognized a gain on the derivative of $271,075 for the quarter ended March 31, 2012.

In addition, we have also recently received debt financing from Tonaquint, Inc. in the amount of $200,000 under a Convertible Promissory Note as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$200,000	10/28/11	7/18/12	26,556,193	April 30, 2012	$175,000

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

On November 10, 2011, we entered into a Factoring and Security Agreement (the “Agreement”) with CapFlow Funding Group Managers LLC (“CapFlow”). The Agreement is a credit facility for the purpose of factoring our accounts receivable. The cost of this funding is a discount of 1.85% of the gross amount of each receivable factored for the first 30 days, and an additional 0.95% for each additional 15 day period thereafter until the factored account receivable is closed. Under the Agreement, 20% to 25% of the amount of the purchased invoices is reserved. Our obligations to CapFlow under the Agreement are secured by substantially all of our assets. The total available credit line under the Agreement is $1,000,000. During March 2012, the Company paid $344,334 to its factoring provider, inclusive of accrued fees, and the Company borrowed a total of $685,794 from the factoring provider against its accounts receivable with a discount fee of approximately 0.95% for each 15-day period the accounts receivable remain unpaid. As of March 31, 2012, accrued interest and fees on this factoring line totaled $27,693. The Company’s credit facility with the factoring company was increased to one million in March 2012.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $1,616,376 as of March, 2012. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On April 16, 2012, we borrowed an additional sum of $50,000 from our President, James Zhang under the terms of a Private Loan Agreement. The loan bears interest at 6.50% per year, and is due in less than one year.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Private Loan Agreement – April 16, 2012
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	May 21, 2012

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 21, 2012

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

