Form 10-Q
period 2012-06-30
SUNVALLEY SOLAR, INC.
filed 2012-08-20
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,800,623 common shares as of August 17, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Condensed Consolidated Balance Sheets

(unaudited)

ASSETS	June 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$148,361	$162,403
Restricted cash	25,000	25,000
Accounts receivable, net	3,933,256	4,512,198
Inventory	1,042,946	847,083
Costs in excess of billings on uncompleted contracts	715,567	168,493
Other receivables	1,798	1,700
Prepaid expenses and other current assets	19,798	14,289

Total current assets	5,886,726	5,731,166

PROPERTY AND EQUIPMENT, NET	93,319	224,375

OTHER ASSETS
Other assets	27,859	28,827

Total other assets	27,859	28,827

TOTAL ASSETS	$6,007,904	$5,984,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,873,936	$4,135,229
Customer deposits	698,738	409,801
Accrued warranty	69,737	68,881
Current portion of long-term debt	29,460	14,073
Current portion of capital lease	2,536	2,278
Convertible debt, net	91,098	124,789
Related party notes payable	171,308	100,000
Factoring payable	309,475	325,652
Derivative liability	128,346	501,626

Total current liabilities	5,374,634	5,682,329

LONG-TERM LIABILITIES
Capital leases	12,350	13,299
Notes payable	52,927	60,220

Total long-term liabilities	65,277	73,519

TOTAL LIABILITIES	5,439,911	5,755,848

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,310,632 and 1,772,080 shares issued and outstanding, respectively	4,311	1,772
Additional paid-in capital	2,259,901	1,584,538
Treasury stock	(104,000)	—
Accumulated deficit	(1,592,219)	(1,357,790)

Total Stockholders' Equity	567,993	228,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,007,904	$5,984,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$763,612	$1,940,573	$941,708	$2,738,383
COST OF SALES	383,224	1,496,381	553,184	2,179,827

GROSS PROFIT	380,388	444,192	388,524	558,556

OPERATING EXPENSES
Salary and wage expense	140,930	139,013	316,692	281,915
Professional fees	20,125	17,006	43,493	43,493
Selling, general and administrative expenses	121,054	72,343	253,630	216,195

Total operating expenses	282,109	228,362	613,815	541,603

INCOME (LOSS) FROM OPERATIONS	98,279	215,830	(225,291)	16,953

OTHER INCOME (EXPENSES)
Gain on sale of property	9,481	—	9,481	—
Gain (loss) on derivative liability	189,126	(9,169)	460,201	(11,822)
Loss on conversion of debt	(183,634)	—	(183,634)	—
Interest income	184	7,200	653	9,591
Interest expense	(89,279)	(5,251)	(295,839)	(8,616)

Total other expenses	(74,122)	(7,220)	(9,138)	(10,847)

LOSS BEFORE TAXES	24,157	208,610	(234,429)	6,106

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$24,157	$208,610	$(234,429)	$6,106

BASIC AND DILUTED LOSS PER SHARE	$0.02	$0.13	$(0.10)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,361,231	1,610,137	2,295,560	1,609,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

OPERATING ACTIVITIES:

Net loss	$(234,429)	$6,106
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,101	13,630
Amortization of discount	271,849	—
(Gain) loss on re-measurement of derivative	(460,180)	11,822
Loss on conversion of debt	183,634	—
(Gain) loss on sale of property	(9,438)	—
Stock-based compensation	—	43,200
Changes in operating assets and liabilities:
Accounts receivable	578,942	(1,309,666)
Inventory	(195,863)	754,733
Prepaid expenses and other assets	(5,509)	(82,583)
Other receivables	(98)	5,481
Costs in excess of billings on uncompleted contracts	(547,074)	(144,515)
Factoring line	91,533	—
Other assets	968	(9,044)
Accounts payable	(243,495)	466,504
Accrued warranty expenses	856	—
Customer deposits	288,937	(27,277)

Net Cash (Used) in Operating Activities	(260,266)	(271,609)

INVESTING ACTIVITIES:

Sale of property	121,393	—
Purchase in property and equipment	—	(37,393)

Net Cash Provided by (Used in) Investing Activities	121,393	(37,393)

FINANCING ACTIVITIES:

Proceeds from related party notes payable	71,308	200,000
Repayments of long term debt	(7,597)	(36,616)
Proceeds from factoring payable	726,217	—
Proceeds from convertible debt	78,500	—
Repayment of factoring line	(833,927)	30,090
Proceeds from sale of common stock	75,330	—
Proceeds from notes payable	15,000	—

Net Cash Provided by Financing Activities	124,831	193,474

NET DECREASE IN CASH	(14,042)	(115,528)
CASH AT BEGINNING OF YEAR	187,403	546,165

CASH AT END OF YEAR	$173,361	$430,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,831	$2,938
Income taxes	$—	$1,600

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$78,500	$130,544
Common stock issued for debt	$314,983	$—
Repuchase of shares for notes payable	$104,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2012 and December 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods.  Finished goods consist of solar panels ready for installation and delivery to customers.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Raw materials	$216,630	$585
Work in Progress	84,326	12,361
Finished goods	741,990	834,137
	$1,042,946	$847,083

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 4,767,480 and 382,471 such potentially dilutive shares excluded as of June 30, 2012 and December 31, 2011, respectively.

NOTE 4 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in certain major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these two contracts under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of June 30, 2012 and December 31, 2011, the Company has capitalized $715,567 and $168,493 of costs incurred in relation to installation projects. The Company expects a few major projects to be completed or substantially completed by December 31, 2012.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of June 30, 2012 the net book value of this leased asset is $15,267 as the Company recognizes $14,886 in remaining lease obligations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company borrowed $71,308 from two of the officers of the Company. The note accrues interest at 6.5 percent per annum, is unsecured and due on demand. As of December 31, 2011, the Company owes $100,000 for short-term related party loans with maturity dates of less than 1 year bearing an interest rate of 6.5%; per annum. During May 2012, the Company converted a total of $104,000 loan payable from these two officers for the issuance of 821,812 shares of common and recorded the loss on conversion of debt in the amount of $183,634. In June 2012, the Company bought back 821,812 shares of common stock from these two officers as treasury stock with the short-term notes of $104,000 which accrue interest at 6.5 percent per annum with maturity dates of less than 1 year. The accrued interest on the related party payables was $3,096 and $178, for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 7 – CONVERTIBLE DEBT

On July 21, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. The note is due on April 17, 2012, is unsecured, and bears an interest rate of 8%. As of June 30, 2012, the full amount of the note was converted to the Company’s common stock along with $4,280 of accrued interest.

On October 3, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the hold’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $30,313 on the note date. The note is due on June 27, 2012, is unsecured and bears an interest rate of 8%. As of June 30, 2012 the full amount of the note was converted to the Company’s common stock along with $3,426 of accrued interest.

On October 26, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $75,000 on the note date. The note is due on July 20, 2012, is unsecured and bears an interest rate of 8%. As of June 30, 2012 the Company had recorded $4,077 in accrued interest on the note. As of June 30, 2012 the Company had amortized $11,539 of the debt discount to interest expense, leaving $25,796 in unamortized debt discount at June 30, 2012.

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. As of June 30, 2012 the Company had recorded $868 in accrued interest on the note. As of June 30, 2012 the Company had amortized $29,871 of the debt discount to interest expense, leaving $69,417 in unamortized debt discount at June 30, 2012.

On February 22, 2012, the Company borrowed $78,500 of convertible debt. The debt is convertible at the holder’s option at 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on November 21, 2012, is unsecured and bears an interest rate of 8%. As of June 30, 2012 the Company had recorded $2,220 in accrued interest on the note. As of June 30, 2012 the Company had amortized $22,524 of the debt discount to interest expense, leaving $45,049 in unamortized debt discount at June 30, 2012.

NOTE 8 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. These debts are convertible at the holder’s option at 61% or 40% of the average of the lowest three trading prices during the 10 days prior to conversion according to different note agreeemnts. The number of shares issuable upon conversion of these debts are limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At June 30, 2012, the Company revalued the conversion features using the following assumptions: stock price of $0.0001, exercise price of $0.0001, dividend yield of zero, years to maturity vary according to convertible note, risk free rate ranging from 0.04 to 0.16 percent, and annualized volatility ranging from 290 to 660 percent  and determined that, during the six months ended June 30, 2012, the Company’s derivative liability decreased by $373,280 to $128,346. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 9 – FACTORING LINE PAYABLE

During the six months ended June 30 2012, the Company paid $833,926 to its factoring provider, inclusive of accrued fees, and the Company borrowed a total of $726,741 from the factoring provider against its accounts receivable with a discount fee of approximately 0.95% for each 15-day period the accounts receivable remain unpaid. As of June 30, 2012, accrued interest and fees on this factoring line totaled $309,475. The Company’s credit facility with the factoring company was increased to one million in June 2012.

NOTE 10 – COMMON STOCK

On January 27, 2012, the Company issued 12,000 shares of its common stock for $19,530. On February 9, 2012, the Company issued 8,000 shares of its common stock for $11,160. On March 19, 2012, the Company issued 40,000 shares of its common stock for $45,000.

During the six months ended June 30, 2012 the Company issued 2,478,553 shares of the Company’s common stock upon conversion of $602,572 of its debt. On June 25, 2012 the Company purchased 821,812 shares of its common stock for notes payable to related parties of $104,000.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012 the Company issued 2,151,750 shares of its common stock upon the conversion of $76,990 of convertible debt.

Subsequent to June 30, 2012 the Company cancelled 821,812 shares of treasury stock which were bought back from the two officers of the Company.

On July 20, 2012 the Company effected an 1 to 500 reverse stock split, thus all the stock shares were stated as post-split in this footnotes.

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
4

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

Results of Operations for the three and six months ended June 30, 2012 and 2011

During the three months ended June 30, 2012, we generated gross revenues of $763,612. Total cost of sales was $383,224, resulting in gross profit of $380,388. Total operating expenses were $282,109, and consisted of salary and wage expenses of $140,930, selling, general and administrative expenses of $121,054, and professional fees of $20,125. We experienced interest expense of $89,279, interest income of $184, a gain on sale of property of $9,481, a gain of $189,126 due to the change in value of a derivative liability, and a loss on conversion of debt in the amount of $183,634. Our net profit for the three months ended June 30, 2012 was therefore $24,157.

By comparison, during the three months ended June 30, 2011, we generated gross revenues of $1,940,573. Total cost of sales was $1,496,381 resulting in gross profit of $444,192. Total operating expenses were $228,362, and consisted of salary and wage expenses of $139,013, selling, general and administrative expenses of $72,343, and professional fees of $17,006. We experienced interest expense of $5,251, interest income of $7,200, and a loss due to the change in value of a derivative liability of $9,169. The net profit for the three months ended June 30, 2011 was therefore $208,610.

During the six months ended June 30, 2012, we generated gross revenues of $941,708. Total cost of sales was $553,184, resulting in gross profit of $388,524. Total operating expenses were $613,815, and consisted of salary and wage expenses of $316,692, selling, general and administrative expenses of $253,630, and professional fees of $43,493. We experienced interest expense of $295,893, interest income of $653, a gain on sale of property of $9,481, a gain of $460,201 due to the change in value of a derivative liability, and a loss on conversion of debt in the amount of $183,634. Our net loss for the six months ended June 30, 2012 was therefore $234,429.

By comparison, during the six months ended June 30, 2011, we generated gross revenues of $2,738,383. Total cost of sales was $2,179,287 resulting in gross profit of $558,556. Total operating expenses were $541,603, and consisted of salary and wage expenses of $281,915, selling, general and administrative expenses of $216,195, and professional fees of $43,493. We experienced interest expense of $8,616, interest income of $9,591, and a loss due to the change in value of a derivative liability of $11,822. The net profit for the three months ended June 30, 2011 was therefore $6,106.

Our revenues decreased significantly for the three and six months ended June 30, 2012 compared to the first half of last year. This change is due to the fact that we have been implementing several large commercial solar systems which are scheduled to be completed in the later part of 2012. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for these projects will therefore be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We use the Black-Scholes option pricing model to value our derivative liabilities upon issuing convertible notes with derivatives and the subsequent remeasurement of our convertible notes at each reporting report. Due to these accounting procedures relating to our convertible notes, we recognized $295,893 as interest expenses, a gain on derivative liabilities of $460,201, and a loss on conversion of debt in the amount of $183,635 during the six months ended June 30, 2012.

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we were able to obtain more large commercial installation projects than we did in 2010. We implemented over 1M watts in solar installation projects in 2011, We have signed installation contracts for over 1.5M watts in solar systems for 2012 and they are currently under implementation. We expect these projects to be completed before the end of Q4, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets in the amount of $5,886,726, consisting of cash in the amount of $148,361, accounts receivable of $3,933,256, inventory in the amount of $1,042,946, costs in excess of billings on uncompleted contracts of $715,567, prepaid expenses and other current assets of $19,798, other receivables of $1,798, and restricted cash of $25,000. As of June 30, 2012, we had current liabilities in the amount of $5,374,634. These consisted of accounts payable and accrued expenses in the amount of $3,873,936, a derivative liability of $128,346, customer deposits of $698,738, a factoring payable of $309,475, convertible debt of $91,098, related party notes payable of $171,308, accrued warranty of $69,737, the current portion of long term debt in the amount of $29,460, and the current portion of a capital lease in the amount of $2,536. Our working capital as of June 30, 2012 was therefore $512,092.

Our accounts payable and accrued expenses as of June 30, 2012 consisted of the following:

Accounts Payable	$3,582,699
Credit Card payable	26,743
Accrued vacation	24,193
Other accrued expense	97,174
Payroll liabilities	10,400
Sales tax payable	132,727
Total	$3,873,936

As of June 30, 2012, our long-term liabilities were $65,277, which consisted of a loan owing to East West Bank with a long term portion of $52,927 and the remaining long term obligations of a capital lease in the amount of $12,350. The principal amount outstanding under the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease-to-own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of June 30, 2012 the capital lease payable outstanding was $14,866.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date (s)	Principal amount outstanding
$75,000	10/03/11	6/27/12	94,313,186	April 16 ---May 21, 2012	$0
$75,000	10/26/11	7/20/12	504,000,000	May 29 – August 8, 2012	$44,000
$78,500	02/15/12	11/21/12	—	—	$78,500

All Notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 61% or 40% of the Market Price of our common stock on the conversion date according to different note agreements.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of June 30, 2012 the value of the derivative liability was $128,346 and we recognized a gain on the derivative of $460,201 for the quarter ended June 30, 2012.

In addition, we have also recently received debt financing from Tonaquint, Inc. in the amount of $200,000 under a Convertible Promissory Note as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date (s)	Principal amount outstanding
$200,000	10/28/11	7/18/12	1,103,747,367	April 30 – August 6, 2012	$108,860

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

On November 10, 2011, we entered into a Factoring and Security Agreement (the “Agreement”) with CapFlow Funding Group Managers LLC (“CapFlow”). The Agreement is a credit facility for the purpose of factoring our accounts receivable. The cost of this funding is a discount of 1.85% of the gross amount of each receivable factored for the first 30 days, and an additional 0.95% for each additional 15 day period thereafter until the factored account receivable is closed. Under the Agreement, 20% to 25% of the amount of the purchased invoices is reserved. Our obligations to CapFlow under the Agreement are secured by substantially all of our assets. The total available credit line under the Agreement is $1,000,000. As of June 30, 2012, we had received total advances under the Agreement of $1,041,381 on factored invoices totaling $1,321,838. As of June 30, 2012, accrued interest and fees on this factoring line totaled $309,475. Our current available credit under the Agreement is $1,000,000. To date, discount rates for invoices factored to CapFlow under the Agreement have ranged from 1.85% to 8.50%.

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $1,592,219 as of June 30, 2012. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

After the reporting period, on July 24, 2012, our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation which increased our authorized common stock to 7.5 billion shares. In addition, our board of directors and a majority of our shareholders approved a reverse split of our issued an outstanding common stock on a basis of 1 for 500. The reverse split was effective August 10, 2012. In connection with the reverse split, our common stock was assigned the following new CUSIP number: 86802Y203.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	August 20, 2012

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	August 20, 2012

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

