Form 10-Q
period 2012-09-30
SUNVALLEY SOLAR, INC.
filed 2012-11-19
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,037,597 common shares as of November 19, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$364,488	$162,403
Restricted cash	25,000	25,000
Accounts receivable, net	5,342,596	4,512,198
Inventory	508,927	847,083
Costs in excess of billings on uncompleted contracts	140,651	168,493
Other receivables	4,000	1,700
Prepaid expenses and other current assets	9,824	14,289
Total current assets	6,395,486	5,731,166

PROPERTY AND EQUIPMENT, NET	84,316	224,375

OTHER ASSETS
Other assets	25,870	28,827
Total other assets	25,870	28,827
TOTAL ASSETS	$6,505,672	$5,984,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,006,402	$4,135,229
Customer deposits	378,327	409,801
Accrued warranty	80,337	68,881
Current portion of long-term debt	14,622	14,073
Current portion of capital lease	2,655	2,278
Convertible debt, net	182,549	124,789
Related party notes payable	—	100,000
Factoring payable	532,045	325,652
Derivative liability	327,247	501,626
Total current liabilities	5,524,184	5,682,329

LONG-TERM LIABILITIES
Capital leases	11,640	13,299
Notes payable	64,273	60,220
Total long-term liabilities	75,913	73,519
TOTAL LIABILITIES	5,600,097	5,755,848

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and -0- shares issued and outstanding, respectively	950	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,702,432 and 1,772,080 shares issued and outstanding, respectively	11,702	1,772
Additional paid-in capital	2,976,470	1,584,538
Accumulated deficit	(2,083,547)	(1,357,790)
Total Stockholders' Equity	905,575	228,520
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,505,672	$5,984,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$2,262,720	$202,030	$3,204,428	$2,940,413
COST OF SALES	1,449,672	200,704	2,002,856	2,380,531

GROSS PROFIT	813,048	1,326	1,201,572	559,882

OPERATING EXPENSES
Salary and wage expense	142,016	175,307	458,708	457,222
Professional fees	88,696	67,072	132,189	110,565
Selling, general and administrative expenses	120,898	74,932	374,528	291,127
Total operating expenses	351,610	317,311	965,425	858,914

LOSS FROM OPERATIONS	461,438	(315,985)	236,147	(299,032)

OTHER INCOME (EXPENSES)
Gain on sale of property	(300)	—	9,181	—
Gain (loss)on derivative liability	(198,901)	125,551	261,300	172,025
Loss on conversion of debt	(520,000)	—	(703,634)	—
Default penalty on convertible notes	89,125	—	(89,125)	—
Interest income	879	2,374	1,532	11,965
Interest expense	(145,319)	(5,221)	(441,158)	(13,837)

Total other income (expenses)	(774,516)	122,704	(961,904)	170,153

LOSS BEFORE TAXES	(313,078)	(193,281)	(725,757)	(128,879)
Provision for income taxes	—	—	—	—

NET LOSS	$(313,078)	$(193,281)	$(725,757)	$(128,879)

BASIC AND DILUTED LOSS PER SHARE Basic and Diluted	$(0.07)	$(0.12)	$(0.16)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING Basic and Diluted	4,467,112	1,650,687	4,467,112	1,623,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(725,757)	$(128,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,428	22,240
Amortization of discount	397,181	—
(Gain) loss on re-measurement of derivative	(261,300)	(172,025)
Loss on conversion of debt - related party	703,634	—
(Gain) loss on sale of property	(9,438)	—
Stock-based compensation	68,400	50,700
Penalty for default on convertible note	99,218
Changes in operating assets and liabilities:
Accounts receivable	(830,398)	(1,266,562)
Inventory	338,156	258,346
Prepaid expenses and other assets	4,465	(118,184)
Other receivables	(2,300)	(5,828)
Costs in excess of billings on uncompleted contracts	27,842	(318,687)
Other assets	2,957	(22,211)
Accounts payable	(107,597)	954,954
Accrued warranty expenses	11,456	—
Factoring payable	124,345	—
Customer deposits	(31,474)	113,530
Net Cash Provided by (Used) in Operating Activities	(160,182)	(632,606)

INVESTING ACTIVITIES:
Sale of property	119,069	—
Purchase in property and equipment	—	(136,307)
Net Cash (Used) in Investing Activities	119,069	(136,307)

FINANCING ACTIVITIES:
Proceeds from related party notes payable	71,308	—
Repayment of related party notes payable	(67,308)
Repayments of long term debt	(10,398)	(40,123)
Proceeds from convertible debt	78,500	300,000
Repayment of capital lease	(1,282)	—
Repayment of factoring line	(1,163,407)	—
Proceeds from factoring line, net	1,245,455	—
Proceeds from sale of common stock	75,330	103,821
Proceeds from notes payable	15,000	—
Net Cash Provided by Financing Activities	243,198	363,698

NET INCREASE (DECREASE) IN CASH	202,085	(405,215)
CASH AT BEGINNING OF PERIOD	187,403	546,165

CASH AT END OF PERIOD	$389,488	$140,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$9,533	$4,402
Income taxes	$800	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$78,500	$316,390
Common stock issued for debt	$451,448	$104,000
Notes payable for asset purchases	$—	$46,611
Stock issued for conversion of related party notes payable	$104,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Consolidated Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

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

SUNVALLEY SOLAR, INC.

Consolidated Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Raw materials	$468	$585
Work in Progress	12,411	12,361
Finished goods	496,048	834,137
	$508,927	$847,083

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 4,467,112  and 1,655,910 such potentially dilutive shares excluded as of September 30, 2012 and December 31, 2011, respectively.

NOTE 4 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in certain major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these contracts under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of September 30, 2012 and December 31, 2011, the Company has capitalized $140,651 and $168,493 of costs incurred in relation to installation projects. The Company expects four major projects to be completed or substantially completed by December 31, 2012.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of September 30, 2012 the net book value of this leased asset is $12,791 as the Company recognizes $14,295 in remaining lease obligations.

NOTE 6– RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company borrowed an additional $71,308 from two of the officers of the Company. These notes accrues interest at 6.5 percent per annum, are unsecured and due on demand. As of December 31, 2011, the Company owed $100,000 for short-term related party loans with maturity dates of less than 1 year bearing an interest rate of 6.5%; per annum. During the nine month period, the Company paid $67,308 in reduction of the notes. On May 22, 2012 the holders converted $104,000 of their debt into 821,812 shares of common stock of the Company. The Company then immediately repurchased the shares as treasury stock and assumed the $104,000 notes from the related parties. On July 3, 2012 the Company cancelled the 821,812 shares of its treasury stock which bought back from the two officers of the Company. The Company recognized a loss of $183,634 from the May 22, 2012 conversion.

SUNVALLEY SOLAR, INC.

Consolidated Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 6– RELATED PARTY TRANSACTIONS (CONTINUED)

On July 20, 2012 the holders of the notes converted the $104,000 notes payable again for 4,160,000 shares of common stock. The Company recognized a loss from conversion in the amount of $520,000, totaling a loss of $703,634 for the nine month period end for related party debt conversions. The interest expense incurred on the related party payables was $5,070 and $178, for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. As of September 30, 2012, the Company has accrued interest of $1,214 compared to $178 as of December 31, 2011.

NOTE 7– DERIVATIVE LIABILITY

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At September 30, 2012, the Company revalued the conversion features using the following assumptions: stock price of $0.045, exercise price of $0.0258 to $0.0215, dividend yield of zero, years to maturity vary according to convertible note, risk free rate of 0.14 percent, and an annualized volatility ranging from 119 to 460 percent  and determined that, during the nine months ended September 30, 2012, the Company’s derivative liability decreased by $174,3479 to $327,247.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 8 – CONVERTIBLE DEBT

On July 21, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. The note was due on April 17, 2012, is unsecured, and bears an interest rate of 8%. As of September 30, 2012, the full amount of the note was converted to the Company’s common stock along with $4,280 of accrued interest.

On October 3, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the hold’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $30,313 on the note date. The note was due on June 27, 2012, is unsecured and bears an interest rate of 8%. As of September 30, 2012 the full amount of the note was converted to the Company’s common stock along with $3,426 of accrued interest.

On October 26, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note was due on July 20, 2012 and the Company defaulted on the loan. The Company obtained an extension on the due date to February 24, 2013 and the amended terms changed the holder’s option of conversion at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40%.

SUNVALLEY SOLAR, INC.

Consolidated Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 8 – CONVERTIBLE DEBT (CONTINUED)

Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $75,000 on the note date. The note is unsecured and bears an interest rate of 8%. As of September 30, 2012 the Company had recorded $3,129 in accrued interest on the note and $5,400 as the remaining balance. As of September 30, 2012 the Company had amortized the discount in full of 75,000  as interest expense.

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note was due on July 18, 2012 and the Company defaulted on the note. The Company obtained an extension on the note and the terms were changed from the creditor’s option of conversion from 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 50%. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt note is due on March 13, 2013, is unsecured and bears an interest rate of 8% which is added onto the principle of the note. As of September 30, 2012 the Company had amortized the full discount of the note of $200,000 as  interest expense, leaving $-0- in unamortized debt discount at September 30, 2012. The Company recognized a default penalty fee of $89,125 which added to the outstanding balance of the note.

On February 22, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on November 21, 2012, is unsecured and bears an interest rate of 8%. As of September 30, 2012 the Company had recorded $3,803 in accrued interest on the note. As of September 30, 2012 the Company had amortized $63,548 of the debt discount to interest expense, leaving $14,952 in unamortized debt discount at September 30, 2012.

NOTE 9 - FACTORING LINE PAYABLE

During the nine months ended September 30 2012, the Company paid $1,163,407 to its factoring provider, inclusive of accrued fees, and the Company borrowed a total of $1,245,455 from the factoring provider against its accounts receivable with a discount fee of approximately 0.95% for each 15-day period the accounts receivable remain unpaid. As of September 30, 2012, accrued interest and fees on this factoring line totaled $532,045. The Company’s credit facility with the factoring company was increased to one million in June 2012. This agreement was extended to the later of November 10, 2013 or the date in which all the outstanding obligations owed to CapFlow are paid by the Company.

NOTE 10– COMMON STOCK

On January 27, 2012, the Company issued 12,000 shares of its common stock for $19,530. On February 9, 2012, the Company issued 8,000 shares of its common stock for $11,160. On March 19, 2012, the Company issued 40,000 shares of its common stock for $45,000 of cash.

During the nine months ended September 30, 2012 the Company issued 5,710,353 shares of the Company’s common stock upon conversion of $451,449 of its debt.  On June 25, 2012 the Company purchased 821,812 shares of its common stock for notes payable to related parties of $104,000 owed to two Company officers. On July 3, 2012 the Company cancelled the 821,812 shares of treasury stock which were bought back from the two Company officers. On July 24, 2012, the Company issued 4,160,000 shares of common stock in exchange for converting the $104,000 of the outstanding notes payable related parties to these same officers.

On July 20, 2012 the Company effected an 1 to 500 reverse stock split accordingly all the share amounts were restated to reflect the reverse stock split on a retro-active basis.

On August 29, 2012, the Company’s shareholders and board of directors approved an amendment to the Articles of Incorporation to decrease the total authorized common stock from 7,500,000,000 shares to 90,000,000 shares.

SUNVALLEY SOLAR, INC.

Consolidated Notes to Condensed Consolidated Financial Statements

September 30, 2012 and December 31, 2011

NOTE 11– PREFERRED STOCK

On August 28, 2012, the Company’s Board of Directors voted to designate a class of preferred stock entitled Class A Convertible Preferred Stock, consisting of up to one million (1,000,000) shares, par value $0.001. The rights of the holders of Class A Convertible Preferred will participate on an equal basis per-share with holders of the Company’s common stock in any distribution upon winding up, dissolution, or liquidation.

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 1 for 1 basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible.

During the nine month period end, the Board of Directors approved the incentive issuance of 950,000 shares of the Company’s Class A Converible Preferred shares to its executives and key employees and Restricted Stock Award Agreements were signed with such individuals for their shares will vest in full after two years from the date of grant with curtain restrictions.  The issuance of such preferred shares were valued as stock-based compensation of $68,400 based on the fair market value of the Company’s common stock on August 28, 2012.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to September 30, 2012 the Company issued 4,495,165 shares of its common stock upon the conversion of $51,023 of convertible debt. On October 17, 2012 the Company repurchased 4,160,000 shares of its common stock for $104,000 from two Company officers and such shares were canceled afterward.

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

Results of Operations for the three and nine months ended September 30, 2012 and 2011

During the three months ended September 30, 2012, we generated gross revenues of $2,262,720. Total cost of sales was $1,449,672, resulting in gross profit of $813,048. Total operating expenses were $351,610, and consisted of salary and wage expenses of $142,016, selling, general and administrative expenses of $120,898, and professional fees of $88,696. We experienced interest expense of $145,319, interest income of $879, a loss on sale of property of $300, a loss of $198,901 due to the change in value of a derivative liability, a loss on conversion of debt in the amount of $520,000, and a default penalty on convertible notes in the amount of $89,125. Our net loss for the three months ended September 30, 2012 was therefore $313,078.

By comparison, during the three months ended September 30, 2011, we generated gross revenues of $202,030. Total cost of sales was $200,704, resulting in gross profit of $1,326. Total operating expenses were $317,311, and consisted of salary and wage expenses of $175,307, selling, general and administrative expenses of $74,932, and professional fees of $67,072. We experienced interest expense of $5,221, interest income of $2,374, and a gain of $125,551 due to the change in value of a derivative liability. Our net loss for the three months ended September 30, 2011 was therefore $193,281.

During the nine months ended September 30, 2012, we generated gross revenues of $3,204,428. Total cost of sales was $2,002,856, resulting in gross profit of $1,201,572. Total operating expenses were $965,425, and consisted of salary and wage expenses of $458,708, selling, general and administrative expenses of $374,528, and professional fees of $132,189. We experienced interest expense of $441,158, interest income of $1,532, a gain on sale of property of $9,181, a gain of $261,300 due to the change in value of a derivative liability, a loss on conversion of debt in the amount of $703,634, and a default penalty on convertible notes of $89,125. Our net loss for the nine months ended September 30, 2012 was therefore $725,757.

By comparison, during the nine months ended September 30, 2011, we generated gross revenues of $2,940,413. Total cost of sales was $2,380,531 resulting in gross profit of $559,882. Total operating expenses were $858,914, and consisted of salary and wage expenses of $457,222, selling, general and administrative expenses of $291,127, and professional fees of $110,565. We experienced interest expense of $13,837, interest income of $11,965, and a loss due to the change in value of a derivative liability of $172,025. The net loss for the nine months ended September 30, 2011 was therefore $128,879.

Our revenues increased significantly for the three months ended September 30, 2012 compared to the same period last year and compared to the first and second quarter of this year. This change is due to the fact that we have been implementing several large commercial solar systems which have begun to reach completion in the later part of this year. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for these projects is therefore be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We use the Black-Scholes option pricing model to value our derivative liabilities upon issuing convertible notes with derivatives and the subsequent remeasurement of our convertible notes at each reporting report. Due to these accounting procedures relating to our convertible notes, we recognized $430,272 as interest expenses, a gain on derivative liabilities of $261,300, and a loss on conversion of debt in the amount of $703,634 during the nine months ended September 30, 2012.

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we were able to obtain more large commercial installation projects than we did in 2010. We implemented over 1M watts in solar installation projects in 2011, We have signed installation contracts for over 1.5M watts in solar systems for 2012 and they are currently under implementation. We expect most of these projects to be completed before the end of Q4, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had current assets in the amount of $6,395,486, consisting of cash in the amount of $364,488, accounts receivable of $5,342,596, inventory in the amount of $508,927, costs in excess of billings on uncompleted contracts of $140,651, prepaid expenses and other current assets of $9,824, other receivables of $4,000, and restricted cash of $25,000. As of September 30, 2012, we had current liabilities in the amount of $5,524,184. These consisted of accounts payable and accrued expenses in the amount of $4,006,402, a derivative liability of $327,247, customer deposits of $378,327, a factoring payable of $532,045, convertible debt of $182,549, accrued warranty of $80,337, the current portion of long term debt in the amount of $14,622, and the current portion of a capital lease in the amount of $2,655. Our working capital as of September 30, 2012 was therefore $871,302.

Our accounts payable and accrued expenses as of September 30, 2012 consisted of the following:

Accounts Payable	$3,535,675
Credit Card payable	162,402
Accrued vacation	20,015
Other accrued expense	157,548
Payroll liabilities	24,968
Sales tax payable	105,794
Total	$4,006,402

As of September 30, 2012, our long-term liabilities were $75,913, which consisted of a notes payable of $64,273 and the remaining long term obligations of a capital lease in the amount of $11,640.

In September 2011, we entered a lease-to-own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of September 30, 2012 the capital lease payable outstanding was $14,295.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$75,000	10/26/11	2/24/13	1,949,176	May 29 – August 8, 2012	$5,400
$78,500	02/15/12	11/21/12	—	—	$78,500

As currently amended, all notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 40% of the Market Price of our common stock on the conversion date according to different note agreements.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability.

In addition, we have also received debt financing from Tonaquint, Inc. in the amount of $200,000 under a Convertible Promissory Note as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$200,000	10/28/11	7/18/12	432,480,117	April 30 – August 6, 2012	$113,601

The note issued to Tonaquint, Inc. bears interest at a rate of 8% per year and is convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice. During August 2012, the note was defaulted with a penalty fee of $89,125 added to the outstanding balance and the maturity date of the note was extended to March 14, 2013 and the note’s conversion price was amended to equal 50% of the Market Price of our common stock on the conversion date. “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.

On November 10, 2011, we entered into a Factoring and Security Agreement (the “Agreement”) with CapFlow Funding Group Managers LLC (“CapFlow”). The Agreement is a credit facility for the purpose of factoring our accounts receivable. The cost of this funding is a discount of 1.85% of the gross amount of each receivable factored for the first 30 days, and an additional 0.95% for each additional 15 day period thereafter until the factored account receivable is closed. Under the Agreement, 20% to 25% of the amount of the purchased invoices is reserved. Our obligations to CapFlow under the Agreement are secured by substantially all of our assets. The total available credit line under the Agreement is $1,000,000. During the nine months ended September 30, 2012, we received total advances under the Agreement of $1,245,455 on factored invoices totaling $1,620,855. As of September 30, 2012, accrued interest and fees on this factoring line totaled $532,045. Our current available credit under the Agreement is $1,000,000. To date, discount rates for invoices factored to CapFlow under the Agreement have ranged from 1.85% to 8.50%. This agreement was extended to the later of November 10, 2013 or the date in which all the outstanding obligations owed to CapFlow are paid by the company.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $2,083,547 as of September 30, 2012. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

None.

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

Sunvalley Solar, Inc.

Date:	November 19, 2012

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	November 19, 2012

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

