Form 10-K
period 2012-12-31
SUNVALLEY SOLAR, INC.
filed 2013-04-16
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $2,380,212.80 as June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 48,634,529 as of April 10, 2013.

1

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

Our philosophy is to “provide solar electricity directly from the sun in a technology innovation-centric and cost effective way”. Since inception, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.  Our business plans are focused in four specific areas:

- Solar Systems Design and Installation

- Solar Technology Research and Development

- Solar Equipment Manufacturing and Distribution

- Distributed Power Plant Projects

In 2011, 25.06% ($1.460 million) of our revenues were generated from our Solar Equipment Distribution business and 74.94% ($4.366 million) were generated from our Solar Systems Design and Installation business. In 2012, 5% ($170,098) of our revenues were generated from our Solar Equipment Distribution business and 95% ($3,570,776) were generated from our Solar Systems Design and Installation business. Our Solar Technology Research and Development and our Distributed Power Plant Projects businesses are in the development stage and have not yet generated revenue.

We are not currently dependent on one or a few major customers for our revenues. Instead, our total revenues for the last fiscal year were generated from over ten different customers.

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

Our current systems installation resources, which consist of two installation worker teams, one engineer/design team, and certain installation equipment, provide us with the capacity to install solar systems totaling over 1.5 million watts on an annual basis.

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

Solar Equipment Manufacturing and Distribution

In recent years, we have signed distribution agreements with three of the largest solar panel producers in the world and one large solar inverter suppliers. Our partnerships with these manufacturers in the solar power industry have allowed us to broaden our customer base and to provide our customers with more cost competitive and complete solar system solutions with multiple selective options on PV panels and inverters. In 2009 and 2010, our solar equipment distribution business has grown to constitute the majority of our revenues. In 2011 and 2012, due to the dynamic market price of solar equipment, our distribution business decreased to a small portion of distribution to our revenue.

On the other side, although we have not yet generated revenue from the manufacture of our own solar panels, our R&D team has developed a new type of nano-structured solar cell and filed for patent protection in the U.S. as “New Solar Cell Structure with Increased Efficiency” on March 22, 2010, application number 12/729,201.   With proper funding, the new technology could be commercialized and implemented in solar panel manufacture starting from OEM manufactured panels from reputable solar panel manufacturers in China. The manufactured solar panels would use our brand name with its patented technology. We would be responsible for quality control, certification applying, marketing, technical support and services in the United States. Our unique technology, if successfully commercialized and brought to market, would provide the solar panel market with a higher efficiency, lower cost unit than competing panels currently on the market. Our ability to provide after-sale services such as system maintenance, technical support, training, etc. for its customers could add another selling point for promotion of the new panel.

Distributed Power Plant Projects

We are in the development stage for a new line of business based on the installation of distributed solar power plants.  Although we are not currently generating revenue from the installation of distributed solar power plants, this area is a focus of our ongoing business development. Currently, most proposed solar power plants are stand-alone large scale power plants. Also, all completed or proposed stand-alone large scale solar power plants were proposed or implemented by large solar panel manufacturers (such as First Solar, Solar Power, etc.) as well as investment bankers, utility companies or large installation companies as a group. We do not have sufficient funds and resources to build stand-alone large scale solar power plant, and we do not intend to develop stand-alone large scale power plants in the near future. Such plants are either solar thermal power plants (using solar panels to generate heat and then using thermal electrical methods to generate electricity) or photovoltaic farms (using PV panels to generate electrical power directly). Stand-alone power plants need to deploy high-voltage transformers, high-voltage power transmission lines, etc. Also, the limiting factor of solar power is that it generates little electricity when skies are cloudy and none at night. Excess power must therefore be produced during sunny hours and stored for use during dark hours. Most energy storage systems such as batteries are expensive or inefficient. Pressurized caverns and hot salt technologies are commonly used right now for these solar power plants, but they will require larger storage room and more complex technology. Due to these reasons, stand-alone power plants naturally are large scale (generally more than 15M Watts), and most of them are built on open public land, such as in a hot desert, due to large installation physical space required and cost of the land.

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

Principal Suppliers

We currently purchase solar panels primarily from three manufacturers, TianWei SolarFilms, JS Solar and Hanwha SolarOne. We maintain good relationships with all of our suppliers, and especially with our primary and important suppliers. In addition, we are continuously adding new alternative suppliers to our supplier list. Due to the standardization of solar equipment, all materials we purchase from our suppliers are available from other sources and suppliers.

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

Personnel

We have 20 employees, 10 of whom are full-time employees.  Our current internal departments include the Administration Department, the Engineering Department, the Sales/Marketing Department and the New Technology Development Department.  We are lead by a management team that includes a group of scientists, research/development engineers, a professional marketing/sales team, and an experienced supply chain management team. In addition, our team includes solar power system design engineers, solar power system installation engineers, electrical system design engineers and construction engineers.

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

Item 2. Properties

We lease approximately 2,193 sq ft of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut CA 91789 for $2,961 per month.  This lease terminated on November 30, 2012. We extended the lease for two years. As extended, the lease shall expire on November 30, 2014. The annual rent payable with respect to the premises is $34,212.00 and $35,232.00 for 12/1/2012 to 11/30/2013 and 12/1/2013 to 11/30/2014 respectively. The property is sufficient for our current business size.

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

Fiscal Year Ended December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.0500	$0.0043
September 30, 2012	$0.4200	$0.0351
June 30, 2012	$1.3000	$0.0500
March 31, 2012	$2.5000	$1.0000

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	$3.5000	$1.6500
September 30, 2011	$7.5000	$2.2500
June 30, 2011	$15.0000	$3.8000
March 31, 2011	$14.7000	$1.8000

On April 10, 2013, the last sales price per share of our common stock was $0.006.

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

Holders of Our Common Stock

As of April 10, 2013, we had 48,634,529 shares of our common stock issued and outstanding, held by seventy-five (75) shareholders of record.

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

The estimated OEM panel cost is less than $0.60 per watt. As a reference, currently, the lowest panel price is around $0.90 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

During the year ended December 31, 2012, we generated gross revenues of $3,740,874. Total cost of sales was $2,381,746, resulting in gross profit of $1,359,128. Total operating expenses were $1,284,041, and consisted of salary and wage expenses of $549,884, selling, general and administrative expenses of $476,507, professional fees of $192,913 and bad debt expense of $64,737. We experienced a net interest expense of $443,456, a loss of $617,926 due to the change in value of a derivative liability, loss on conversion of debt in the amount of $703,634, a default penalty on convertible notes of $89,125, a gain on sale of property in the amount of $9,182, and other income of $1,970. Our net loss for the year ended December 31, 2012 was therefore $1,767,902.

By comparison, during the year ended December 31, 2011, we generated gross revenues of $5,826,490. Total cost of sales was $4,502,257, resulting in gross profit of $1,324,233. Total operating expenses were $1,427,914, and consisted of salary and wage expenses of $603,229, selling, general and administrative expenses of $404,136, professional fees of $322,102 and bad debt expense of $98,447. We experienced a net interest expense of $529,528, a gain of $220,279 due to the change in value of a derivative liability, and other income of $14,064. Our net loss for the year ended December 31, 2011 was therefore $398,866.

Our gross revenues decreased in 2012 compared to 2011 because several large solar installation projects were not completed before the end of 2012 due to delays in the implementation schedules. As a result, revenue from these projects could not be recognized in 2012. These projects are expected to be completed before the end of Q2, 2013. Their revenue and profit will be recorded in 2013. Due to lower costs of sales in 2012 as compared to 2011, however, our gross profit was essentially unchanged as compared to last year. In addition, our operating expenses in 2012 were similar to those incurred last year. Although we experienced an operating profit of $75,087 in 2012, our total net loss for the year was $1,767,902. The primary components of this net loss were losses recorded on derivative liabilities, interest expense, and losses recorded on conversion of debt. We recorded losses of $703,634 during 2012 upon conversion of certain related party debt into common stock. See Note 6 to the financials for additional information. We use the Black-Scholes option pricing model to value our derivative liabilities and the subsequent remeasurement of our convertible notes. Due to these accounting procedures relating to our convertible notes, we recognized $388,018 as interest expenses and loss on derivative liabilities of $617,926.

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

During 2011, due to the incentives provided by utility companies’ rebate programs and the Federal Recovery Act’s cash grant program, we were able to obtain more large commercial installation projects than we did in 2010. We implemented over 1M watts in solar installation projects in year 2011. In 2011, we signed installation contracts for over 1.5M watts in solar systems before the expiration of the Federal Recovery Act's cash grant program at the end of 2011. These contracts were under implementation in 2012. But due to capital issues, the implementation schedule of five large commercial solar installation projects was delayed for several months, and we were not able to complete all these signed installation contracts before the end of 2012. Five projects (total contractual value is approximately $4 million) are expected to be completed before the end of Q2, 2013. Their revenue will be recorded in 2013.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets in the amount of 6,049,734, consisting of cash in the amount of $85,771, accounts receivable of $5,434,792, inventory in the amount of $358,608, costs in excess of billings on uncompleted contracts of $139,237, prepaid expenses and other current assets of $6,326, and restricted cash of $25,000. As of December 31, 2012, we had current liabilities in the amount of $5,460,247. These consisted of accounts payable and accrued expenses in the amount of $3,825,203, a derivative liability of $408,779, customer deposits of $189,215, a factoring payable of $571,508, convertible debt of $122,686, accrued warranty of $78,053, advances from contractors of $247,175, the current portion of long term debt in the amount of $14,847, and the current portion of a capital lease in the amount of $2,781. Our working capital as of December 31, 2012 was therefore $589,487.

Our accounts payable and accrued expenses as of December 31, 2012 consisted of the following:

Accounts Payable	$3,601,532
Credit Card payable	21,725
Accrued vacation	19,956
Other accrued expense	92,910
Payroll liabilities	15,224
Sales tax payable	73,856
Total	$3,825,203

As of December 31, 2011, our long-term liabilities were $73,519, which consisted of a loan owing to East West Bank with a balance of $60,220 and the remaining obligations of a capital lease in the amount of $13,299. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease- to- own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of December 31, 2012 the capital leases payable outstanding was $13,677, with $2,781 due within the next year.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Convertible Notes Issued To Asher Enterprises, Inc.
Amount	Issue date	Due date	Shares issued upon conversion (split adjusted)	Principal amount outstanding as of December 31, 2012
$100,000	01/07/11	10/7/11	31,305	$0
$100,000	04/06/11	1/4/12	82,741	$0
$100,000	07/21/11	4/17/12	104,370	$0
$75,000	10/03/11	6/27/12	188,627	$0
$75,000	10/26/11	7/20/12	506,920	$0
$78,500	02/22/12	8/24/13	4,920,034	$56,500

As amended, the remaining Note issued to Asher Enterprises, Inc. bears interest at a rate of 8% per year and is convertible at a conversion price equal to 40% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

In addition, we have also recently received debt financing from Tonaquint, Inc. in the amount of $200,000 under a Convertible Promissory Note as follows:

Convertible Notes Issued To Tonaquint, Inc.

Amount	Issue date	Due date	Shares issued upon conversion	Principal amount outstanding as of December 31, 2012
$200,000	10/28/11	12/06/13	10,298,484	$66,186

As amended, the note issued to Tonaquint, Inc. bears interest at a rate of 8% per year and is convertible at a conversion price equal to 50% of the Market Price of our common stock on the conversion date.  For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $3,125,692 as of December 31, 2012. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2012 and 2011;
F-3	Statements of Operations for the years ended December 31, 2012 and 2011;
F-4	Statement of Stockholders’ Deficit for the years ended December 31, 2012 and 2011;
F-5	Statements of Cash Flows for the years ended December 31, 2012 and 2011;
F-6	Notes to Financial Statements
18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunvalley Solar, Inc.

We have audited the accompanying balance sheets of Sunvalley Solar, Inc., as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc., as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had losses from operations of $1,767,902 and accumulated deficit of $3,125,692, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2013

SUNVALLEY SOLAR, INC.
Balance Sheets

ASSETS	December 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$85,771	$162,403
Resticted cash	25,000	25,000
Accounts receivable, net	5,434,792	4,512,198
Inventory	358,608	847,083
Costs in excess of billings on uncompleted contracts	139,237	168,493
Other receivables	—	1,700
Prepaid expenses and other current assets	6,326	14,289

Total current assets	6,049,734	5,731,166

PROPERTY AND EQUIPMENT, NET	75,743	224,375

OTHER ASSETS
Other assets	13,370	28,827

Total other assets	13,370	28,827

TOTAL ASSETS	$6,138,847	$5,984,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,825,203	$4,135,229
Customer deposits	189,215	409,801
Accrued warranty	78,053	68,881
Factoring payable	571,508	325,652
Advances from contractors	247,175	—
Derivative liability	408,779	501,626
Related party notes payable	—	100,000
Convertible debt, net	122,686	124,789
Current portion of long-term notes payable	14,847	14,073
Current portion of capital lease	2,781	2,278

Total current liabilities	5,460,247	5,682,329

LONG-TERM LIABILITIES
Capital leases	10,896	13,299
Notes payable	45,451	60,220

Total long-term liabilities	56,347	73,519

TOTAL LIABILITIES	5,516,594	5,755,848

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and -0- shares issued and outstanding, respectively	950	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 19,812,298 and 1,772,080 shares issued and outstanding, respectively	19,812	1,772
Additional paid-in capital	3,727,183	1,584,538
Accumulated deficit	(3,125,692)	(1,357,790)

Total Stockholders' Equity	622,253	228,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,138,847	$5,984,368

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$3,740,874	$5,826,490
COST OF SALES	2,381,746	4,502,257

GROSS PROFIT	1,359,128	1,324,233

OPERATING EXPENSES
Salary and wage expense	549,884	603,229
Bad debt expense	64,737	98,447
Professional fees	192,913	322,102
Selling, general and
administrative expenses	476,507	404,136

Total operating expenses	1,284,041	1,427,914

INCOME (LOSS) FROM OPERATIONS	75,087	(103,681)

OTHER INCOME (EXPENSES)
Gain on sale of property	9,182	—
Gain (loss)on derivative liability	(617,926)	220,279
Default penalty on convertible notes	(89,125)	—
Loss on conversion of debt	(703,634)	—
Other income	1,970	14,064
Interest expense	(443,456)	(529,528)

Total other expenses	(1,842,989)	(295,185)

LOSS BEFORE TAXES	(1,767,902)	(398,866)

Provision for income taxes	—	—

NET LOSS	$(1,767,902)	$(398,866)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,771,240	1,655,910

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2010	—	$—	1,600,137	$1,600	$1,075,181	$(958,924)	$117,857

Issuance of common stock for services	—	—	11,250	11	50,690	—	50,701

Issuance of common stock for cash	—	—	46,647	47	140,974	—	141,021

Issuance of common stock for debt	—	—	114,046	114	317,693	—	317,807

Net loss for the year ended December 31, 2011	—	—	—	—	—	(398,866)	(398,866)

Balance at December 31, 2011	—	—	1,772,080	1,772	1,584,538	(1,357,790)	228,520

Issuance of common stock for cash	—	—	60,000	60	75,270	—	75,330

Issuance of common stock for debt conversion	—	—	17,980,218	17,980	1,296,291	—	1,314,271

Issuance of common stock for related party debt conversion	—	—	4,981,812	4,982	906,652	—	911,634

Issuance of preferred stock for services	950,000	950	—	—	67,450	—	68,400

Shares repurchased for note payable	—	—	(4,981,812)	(4,982)	(203,018)	—	(208,000)

Net loss for the year ended December 31, 2012	—	—	—	—	—	(1,767,902)	(1,767,902)

Balance at December 31, 2012	950,000	$950	19,812,298	$19,812	$3,727,183	$(3,125,692)	$622,253

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES:

Net loss	$(1,767,902)	$(398,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,421	34,798
Amortization of discount	406,964	506,096
(Gain) loss on re-measurement of derivative	617,926	(220,279)
Loss on conversion of debt - Related party notes payable	703,634	—
(Gain) loss on sale of property	(9,182)	—
Stock-based compensation	68,400	50,701
Penalty for default on convertible debt	89,215	—
Changes in operating assets and liabilities:
Accounts receivable	(922,594)	(3,965,810)
Inventory	488,475	1,078,150
Prepaid expenses and other assets	7,963	1,504
Other receivables	1,700	5,781
Costs in excess of billings on uncompleted contracts	29,256	(112,490)
Restricted cash	—	(12,500)
Other assets	15,457	(23,141)
Accounts payable	(280,547)	1,260,318
Accrued warranty expenses	9,172	41,193
Factoring payable - accrued interest	163,808	—
Customer deposits	(220,586)	339,731

Net Cash Used in Operating Activities	(562,420)	(1,414,814)

INVESTING ACTIVITIES:

Sale of property	121,393	—
Purchase in property and equipment	—	(171,460)

Net Cash Provided By (Used in) Investing Activities	121,393	(171,460)

FINANCING ACTIVITIES:

Proceeds from related party notes payable	71,308	100,000
Proceeds from advances from contractors	247,175
Repayment of related party notes payable	(171,308)	—
Repayments of long term notes payable	(28,995)	(14,160)
Proceeds from convertible debt	78,500	650,000
Repayment of capital lease	(4,663)	—
Repayment of factoring payable	(1,163,407)	—
Proceeds from factoring payable	1,245,455	325,652
Proceeds from sale of common stock	75,330	141,021
Proceeds from notes payable	15,000	—

Net Cash Provided by Financing Activities	364,395	1,202,513

NET DECREASE IN CASH	(76,632)	(383,761)
CASH AT BEGINNING OF YEAR	162,403	546,164

CASH AT END OF YEAR	$85,771	$162,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$10,665	$2,938
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$75,500	$605,313
Stock issued for conversion of related party notes payable	$—	$—
Common stock issued for debt	$1,314,271	$317,807
Equipment purchased under capital lease	$—	$16,505
Repurchase of shares for note payable - related parties	$(208,000)	$—

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Notes to the Financial Statements

 December 31, 2012 and 2011

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Sunvalley Solar, Inc. (the Company) was incorporated on August 16, 2007 under the laws of the State of Nevada as Western Ridge Minerals, Inc., Sunvalley Solar Inc. (the "Subsidiary"), formerly known as West Coast Solar Technologies Corporation, a California corporation, was incorporated on January 30, 2007.

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010, Western Ridge Minerals acquired all of the issued and outstanding shares of the Sunvalley, which resulted in Sunvalley becoming a wholly-owned subsidiary.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of the Sunvalley received a total of 960,082 shares of Western Ridge Mineral’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the acquisition. There were 2,098,543 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the acquisition and the cancellation of 1,458,488 shares by Mr. Marco Bastidas and certain other shareholders resulted in there being 1,600,137 shares outstanding post acquisition. As a result, the shareholders of the Subsidiary became the controlling shareholders of the combined entity. In connection with the acquisition, $400,000 was contributed to the Company from a Company shareholder.

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

On August 10, 2012 the Company effected an 1 to 500 reverse stock split accordingly all the share amounts were restated to reflect the reverse stock split on a retro-active basis.

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2012 and has an accumulated deficit of $3,125,692 as of December 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

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

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are generally due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $116,752 and $178,447, as of December 31, 2012 and 2011, respectively.

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

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2012 and 2011.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2012 and 2011.

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $78,053 and $68,881 at December 31, 2012 and 2011, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $2,560 and $3,021 for the years ended December 31, 2012 and 2011, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $-0- and $-0- for the years ended December 31, 2012 and 2011, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 35,814,313 and 382,471 such potentially dilutive shares excluded as of December 31, 2012 and 2011, respectively.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3:   RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2012 and 2011 the Company maintains a certificate of deposit in the amount of $25,000 and $25,000, respectively, with a financial institution.

NOTE 4:   INVENTORY

The Company’s inventory consisted of the following at December 31, 2012 and 2011:

	2012	2011
Raw materials	$937	$585
Work in Progress	11,790	12,361
Finished goods	345,881	834,137
Total Inventory	$358,608	$847,083

NOTE 5:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2012 and 2011:

	2012	2011
Computer equipment	$57,706	$57,706
Buildings	—	113,874
Furniture	16,655	16,655
Software	2,368	2,368
Vehicles	110,286	110,286
Gross Property and Equipment	187,015	300,889
Less: accumulated depreciation	(111,272)	(76,514)
Net Property and Equipment	$75,743	$224,375

Depreciation expense for the years ended December 31, 2012 and 2011 was $36,421 and $34,798, respectively.

NOTE 6:   RELATED PARTY TRANSACTIONS

The Company owed $-0- and $100,000 for short-term related party loans with maturity dates of less than 1 year bearing an interest rate of 6.5%; per annum to its stockholders as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company borrowed an additional $71,308 from two of the officers of the Company. These notes accrues interest at 6.5 % per annum, are unsecured and due on demand. During the year ended December 31, 2012, the Company paid $171,308 in reduction of the notes. On May 22, 2012 the holders converted $104,000 of their debt into 821,812 shares of common stock of the Company. The Company then immediately repurchased the shares as treasury stock and assumed the $104,000 notes from the related parties. On July 3, 2012 the Company cancelled the 821,812 shares of its treasury stock which bought back from the two officers of the Company. The Company recognized a loss of $183,634 from the May 22, 2012 conversion.

On July 20, 2012 the holders of the notes converted the $104,000 notes payable again for 4,160,000 shares of common stock. The Company recognized a loss from conversion in the amount of $520,000, totaling a loss of $703,634 for the year ended December 31, 2012 for related party debt conversions. The interest expense incurred on the related party payables was $5,422 and $178, for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company has accrued interest of $-0- and $178, respectively.

NOTE 7: COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in a few major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these three contracts under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of December 31, 2012 and 2011, the Company has capitalized $139,237 and $168,493 of costs incurred in relation to installation projects.

NOTE 8:    NOTES PAYABLE

Notes payable outstanding as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Notes payable (1)
Current portion	$14,847	$14,073
Long-term portion	45,451	60,220
Total Notes Payable	$60,298	$74,293

(1) Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.00% as of December 31, 2012) plus 2% per annum.

Future maturities of notes payable are as follows:

2013	$14,847
2014	15,861
2015	16,839
2016	12,751

Thereafter	—
Total	$60,298
F-11

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

Capital leases payable outstanding as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Forklift lease	$13,677	$15,577
Total Capital Leases	$13,677	$15,577

Future maturities of capital leases are as follows:

2013	$2,781
2014	3,342
2015	4,017
2016	3,537

Total minimum lease payments	13,677
Less executory costs	1,059
Net minimum lease payments	12,618
Less amount representing interest	4,977

Present value of minimum lease payments	$7,641

NOTE 10: CONVERTIBLE DEBT

On January 7, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. As of December 31, 2011, the Company had issued 31,305 shares of common stock upon conversion of the $100,000 note, along with $4,155 in accrued interest payable. As of December 31, 2011 the entire $100,000 debt discount had been amortized to interest expense.

On April 6, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. As of December 31, 2011 the Company had issued 82,741 shares of common stock upon conversion of the $100,000 note, along with $4,250 in accrued interest payable. As of December 31, 2011 the entire $100,000 debt discount had been amortized to interest expense.

On July 21, 2011, the Company borrowed $100,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $100,000 on the note date. The note is due on April 17, 2012, is unsecured, and bears an interest rate of 8%. During the years ended December 31, 2012 and 2011 the Company recorded $598 and $3,573, respectively in accrued interest on the note. As of December 31, 2012 and 2011 the Company had amortized $11,912 and $39,853, respectively of the debt discount to interest expense, leaving $-0- and $39,853 in unamortized debt discount at December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company had issued 104,370 shares of common stock upon conversion of the $100,000 note, along with $4,170 in accrued interest payable.

NOTE 10: CONVERTIBLE DEBT (continued)

On October 3, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $75,000 on the note date. The note is due on June 27, 2012, is unsecured and bears an interest rate of 8%. During the years ended December 31, 2012 and 2011 the Company recorded $1,836 and $1,463, respectively in interest expense on the note. As of December 31, 2012 and 2011 respectively, the Company had amortized $50,093 and $24,907 of the debt discount to interest expense, leaving $ -0- and $50,093 in unamortized debt discount at December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company had issued 188,627 shares of common stock upon conversion of the $75,000 note, along with $3,299 in accrued interest payable.

On October 26, 2011, the Company borrowed $75,000 in the form of a convertible note payable. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion.

On May 24, 2012 the Company and the lender agreed to amend the note agreement to change the conversion price to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $75,000 on the note date. The note was originally due on July 20, 2012, however the Company and the lender amended the agreement to extend the due date to February 24, 2013. The note is unsecured and bears an interest rate of 8%. During the years ended December 31, 2012 and 2011 the Company recorded $3,122 and $1,085 in interest expense on the note. As of December 31, 2012 and 2011 the Company had amortized $56,530 and $18,470, respectively of the debt discount to interest expense, leaving $-0- and $56,530 in unamortized debt discount at December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company had issued 506,920 shares of common stock upon conversion of the $75,000 note, along with $4,207 in accrued interest payable.

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. The Company defaulted on the note and as a result, the interest rate on the outstanding balance increased to 22% per annum and the Company incurred a default penalty in the amount of $144,125, however, the Company entered into an agreement with the lender to amend the note agreement to reduce the default penalty by $55,000 from $144,125 to $89,125. In addition the amendment adjusted the conversion factor from 61% to 50%. On September 14, 2012 the lender and the Company agreed to amend the agreement to extend the maturity date to December 6, 2013 and increase the outstanding balance of the note by $5,000 for legal fees. During the years ended December 31, 2012 and 2011 the Company recorded $12,341 and $3,316 in interest expense on the note. As of December 31, 2012 and 2011 the Company had amortized the entire $151,515 and 48,485, respectively of the debt discount to interest expense, leaving $-0- and $151,515 in unamortized debt discount at December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company had issued 10,298,484 shares of common stock upon conversion of $238,536 of the note, which included $15,595 in accrued interest payable. As of December 31, 2012 and 2011 the outstanding note balance was $66,186 and $200,000, respectively.

On February 22, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt was originally due on November 21, 2012, however the Company and the lender amended the agreement to extend the due date to August 24, 2013. The note is unsecured and bears an interest rate of 8%. As of December 31, 2012 the Company had recorded $5,109 in accrued interest on the note. As of December 31, 2012 the Company had amortized $78,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2012. As of December 31, 2012 the Company had issued 4,920,034 shares of common stock upon conversion of $22,000 of the note balance leaving an outstanding balance on the note of $56,500.

NOTE 11: DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $100,000 on January 7, 2011, $100,000 on April 6, 2011, $100,000 on July 21, 2011, $75,000 on October 3, 2011, $75,000 on October 26, 2011, and $78,500 on February 22, 2012. These notes are convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 days prior to conversion. The October 26, 2011 note agreement of $75,000 and the February 22, 2012 note agreement of $78,500 were amended on May 24, 2012 to reduce the conversion factor from 61% to 40%. The number of shares issuable upon conversion of these notes is limited so that the holder’s total beneficial ownership of the Company’s common stock may not exceed 4.99% of the total issued and outstanding shares. On October 28, 2011 the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% (through September 13, 2012) and at 50% (effective September 14, 2012) of the average of the lowest three trading prices during the 10 days prior to conversion.

The exercise price of the conversion options are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than effective conversion price of the conversion option. If these provisions are triggered, the exercise price of all their warrants will be reduced. As a result, the conversion options are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The total fair values of the conversion option of the January 7, 2011 note ($166,852), the April 6, 2011 note ($166,402), the July 21, 2011 note ($163,861), the October 3, 2011 note ($30,313), the October 26, 2011 note ($91,954), the October 28, 2011 note ($211,975) and the February 22, 2012 note (90,027) have been recognized as a derivative liability on the dates of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain on derivative liability” until such time as the warrants are exercised or expire. The value of the derivative in excess of the value of the notes was recognized as interest expense in 2011. During the year ended December 31, 2012 the Company recorded a derivative liability of 90,027 of which 11,527 was in excess of the value of the note and was immediately recorded as interest expense.

The Company uses the Black-Scholes option pricing model to value the derivative liabilities and subsequent remeasurement. Included in the models are the following assumptions: risk free rates ranging from 0.01% to 0.29%, and annual volatility ranging from 140% to 913%.

During July 2011, the Company issued 31,305 shares of the Company’s common stock to convert the January 7, 2011 note in full. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

During October 2011, the Company issued 82,741 shares of the Company’s common stock to convert the April 6, 2011 note in full. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

During the year ended 2012, the Company issued 104,370 shares of common stock to convert the July 21, 2011 note in full.  Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

During the year ended 2012, the Company issued 188,627 shares of common stock to convert the October 3, 2011 note in full along with accrued interest. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

During the year ended 2012, the Company issued 2,468,007 shares of common stock to convert the October 26, 2011 note in full along with accrued interest. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

NOTE 11: DERIVATIVE LIABILITY (continued)

During the year ended 2012, the Company issued 10,299,180 shares of common stock to convert the October 28, 2011 note in full along with accrued interest. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

During the year ended 2012, the Company issued 4,920,034 shares of common stock to convert the February 22, 2011 note in full along with accrued interest. Accordingly, the remaining value of the associated derivative liability was recognized in earnings at conversion.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   As of December 31, 2012 and 2011, the Company has recognized a gain (loss) of $(617,926) and $220,279, respectively.

 ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At December 31, 2012, the Company revalued the conversion features using the following assumptions: stock price of $0.0085, exercise price of $0.0021 to $0.0027, dividend yield of zero, years to maturity vary according to convertible note, risk free rate ranging from 0.08% to 0.27% , and an annualized volatility ranging from 337 to 910 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $92,847 to $408,779.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 12:   EQUITY TRANSACTIONS

On January 11, 2011, the Company issued 6,000 shares of its common stock for financing services valued at $2.20 per share. On January 20, 2011, the Company issued 4,000 shares of its common stock for consulting services valued at $7.5 per share. The Company is amortizing the value of the services over the 1 year term of the consulting agreement.

On August 1, 2011, the Board of Directors approved the issuance of 1,250 new shares of common stock to a consultant for services provided to the Company over a period of three months from June 2011 to August 2011. The shares were valued at $6 per share based on the value of the shares at close of market on April 28, 2011 which was the date of the agreement signed between the consultant and the Company.

During July 2011, the Company issued 33,305 shares of common stock upon conversion of $100,000 of its convertible debt and $4,155 in accrued interest.

During October 2011, the Company issued 82,741 shares of common stock upon conversion of $100,000 of its convertible debt and $4,250 in accrued interest.

During the year ended December 31, 2012 the Company issued 17,980,218 shares of common stock upon conversion of debt of $1,314,270.

During the year ended December 31, 2012 the Company issued 4,981,812 shares of common stock upon conversion of related party debt conversion of $911,634.

During the year ended December 31, 2012 the Company issued 950,000 shares of preferred stock for services valued at 68,400.

NOTE 12:   EQUITY TRANSACTIONS (Continued)

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

During the year ended December 31, 2011, the Company issued 46,647 shares of its common stock pursuant to the Equity Drawdown, resulting in net cash proceeds of $141,021.

During the year ended December 31, 2012 the Company issued 60,000 shares of common stock for cash of $75,330.

During the year ended December 31, 2012 the Company issued 17,980,218 shares of the Company’s common stock upon conversion of $1,314,271 of its debt.  On June 25, 2012 the Company purchased 821,812 shares of its common stock for notes payable to related parties of $104,000 owed to two Company officers. On July 3, 2012 the Company cancelled the 821,812 shares of treasury stock which were bought back from the two Company officers. On July 24, 2012, the Company issued 4,160,000 shares of common stock in exchange for converting the $104,000 of the outstanding notes payable related parties to these same officers. On October 17, 2012 the Company repurchased 4,160,000 shares of its common stock for $104,000 from two Company officers and such shares were canceled afterward.

NOTE 13: FACTORING LINE PAYABLE

During the year ended December 31, 2011, the Company borrowed a total of $314,640 from a factoring company, against its accounts receivable. The factoring line charges a discount of approximately 0.95% for each 15 day period of the amount of the receivable remains unpaid. As of December 31, 2011, accrued interest and fees on this factoring line totaled $11,012, which totaled a factoring payable due of $325,652 as of December 31, 2011. The Company has a credit facility of up to $600,000.

During the year ended December 31, 2012, the Company paid $1,163,407 to its factoring provider, inclusive of accrued fees, and the Company borrowed a total of $1,409,263, made up of $1,245,455 in cash proceeds and $163,807 in fees, from the factoring provider against its accounts receivable with a discount fee of approximately 0.95% for each 15-day period the accounts receivable remain unpaid. As of December 31, 2012, accrued interest and fees on this factoring line totaled $52,270. The Company’s credit facility with the factoring company was increased to $1,000,000 in June 2012 due upon the later of November 10, 2013 or the date in which all the outstanding obligations owed to CapFlow are paid by the Company

NOTE 14:   ADVANCES FROM CONTRACTORS

On August 14, 2012 the Company entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. The outstanding balance of the advances at December 31, 2012 and 2011was $247,175 and $-0-.

NOTE 15:   INCOME TAXES

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011. The components of income tax expense are as follows:

	2012	2011
Operating loss carry forwards	$1,064,359	$463,272
Gain on derivative liability	(135,200)	74,895
Amortization of discount	(138,368)
Loss on debt conversion	(239,236)
Valuation allowance	(551,555)	(538,167)
	$—	$—

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $1,064,359 and $463,272 as of December 31, 2012 and 2011, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements.

NOTE 15:   INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Federal statutory rate (34%)	$(601,087)	$(135,614)
Non-deductible expenses	587,698	(74,895)
State tax benefit, net of federal tax effect	—	—
Change in valuation allowance	13,389	210,509
Provision for income taxes	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2012, 2011, 2010, and 2009.

NOTE 16:    COMMITMENTS AND CONTINGENCIES

Office Lease - The Company leases an office under an operating lease that expired on November 30, 2014.  Total rent expense amounted to $38,049 and $39,300 for the fiscal years ended December 31, 2012 and 2011, respectively.

Minimum base lease payments required to be made during 2013 total $36,925 and $34,705 during 2013 and 2014, respectively.

Legal Proceedings - From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 17: PREFERRED STOCK

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

During the year ended December 31, 2012, the Board of Directors approved the incentive issuance of 950,000 shares of the Company’s Class A Convertible Preferred shares to its executives and key employees and Restricted Stock Award Agreements were signed with such individuals for their shares will vest in full after two years from the date of grant with curtain restrictions.  The issuance of such preferred shares were valued as stock-based compensation of $68,400 based on the fair market value of the Company’s common stock on August 28, 2012.

NOTE 18:   CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from three and one manufacturer(s) during the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, these vendors accounted for approximately 39% and 47%, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2012 and 2011, four and two customers, respectively, represented more than 10% of the Company’s sales. This translates to approximately 94% and 64%, respectively, of the Company's annual net revenues.

NOTE 19:   SUBSEQUENT EVENTS

During January through April 2013, the Company issued 26,976,078 shares of common stock upon conversion of $278,500 of its convertible debt issued during 2012 and 2011, and $2,276 in accrued interest.

During the month of January, February and April 2013, the Company borrowed $160,000 from two of the officers of the Company. The notes accrue interest at 6.5 % per annum, are unsecured and due on demand.

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

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 10, 2013.

Name	Age	Office(s) held
Zhijian (James) Zhang	46	President, CEO, Director
Mandy Chung	44	Chief Financial Officer, Secretary, Treasurer
Hangbo (Henry) Yu	59	General Manager, Director
Fang Xu	47	Chief Technology Officer
Shirley Liao	44	Director of Administration

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

Code of Ethics

As of December 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2012 2011	104,308 101,977	-0 46,353	12,600 -0	-0 -0	-0 -0	-0 -0	-0 -0	116,908 148,330
Mandy Chung, CFO, Secretary, and Treasurer	2012 2011	52,154 50,134	-0 22,795	5,400 -0	-0 -0	-0 -0	-0 -0	-0 -0	57,554 72,979
Hangbo (Henry) Yu, General Manager and Director	2012 2011	98,685 110,754	-0 46,603	10,800 -0	-0 -0	-0 -0	-0 -0	-0 -0	109,485 157,357
Fang Xu, CTO	2012 2011	1,038 8,856	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	1,038 8,856
Shirley Liao, Director of Administration	2012 2011	66,346 62,961	-0 22,895	3,150 -0	-0 -0	-0 -0	-0 -0	-0 -0	69,496 85,856

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

During the year ended December 31, 2012, we approved an incentive issuance of Class A Convertible Preferred Stock to our executives and certain key employees. Restricted Stock Award agreements were signed with each person issued Class A Convertible Preferred Stock. Ownership of these shares will fully vest in two years from the date of issue, and they are generally subject to forfeiture in the event the holder leaves the company prior to the vesting date. Each share of Class A Convertible Preferred Stock is convertible at the option of the holder into one (1) share of our common stock. In addition, holders of Class A Convertible Preferred Stock are entitled to cast 100 votes for each share held on all matters submitted to a vote of the holders of our common stock. The goals of the incentive issuances of Class A Convertible Preferred Stock to our executives in 2012 were (i) to provide a continuing incentive for such executives to remain with the company, and (ii) to give our management and key employees a greater voice in the governance of the corporation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	280,000	-2800	-	-
Mandy Chung, CFO, Secretary, and Treasurer	-	-	-	-	-	120,000	-1200	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	240,000	-2400	-	-
Fang Xu, CTO	-	-	-	-	-	-	-	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	70,000	-700	-	-

(1) The figures in this column represent shares of Class A Convertible Preferred Stock issued on August 28, 2012. Ownership of these shares will fully vest in two years from the date of issue, and they are generally subject to forfeiture in the event the holder leaves the company prior to the vesting date. Each share of Class A Convertible Preferred Stock is convertible at the option of the holder into one (1) share of our common stock.

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	0	-0	-0	-0	-0	-0	-0
Hangbo (Henry) Yu	0	-0	-0	-0	-0	-0	-0
Anyork Lee (former director)	0	-0	-0	-0	-0	-0	-0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 48,634,529 shares common stock issued and outstanding as of April 10, 2013 and 950,000 shares of Class A Convertible Preferred Stock issued and outstanding as of April 10, 2013.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	441,152 shares(2)	0.91%
Common Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	367,118 shares(3)	0.76%

Common Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	87,948 shares(4)	0.12%
Common Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	133,799 shares(5)	0.23%
Common Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	256 shares	--
Common Stock Total of All Current Directors and Officers:		1,030,273	2.02%
Class A Convertible Preferred Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	280,000 shares	29.47%
Class A Convertible Preferred Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	240,000 shares	25.26%
Class A Convertible Preferred Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	70,000 shares	7.37%
Class A Convertible Preferred Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	120,000 shares	12.63%
Class A Convertible Preferred Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	0 shares	--
Class A Convertible Preferred Stock Total of All Current Directors and Officers:		710,000 shares	74.73%

More than 5% Beneficial Owners
Common Stock	None
Class A Convertible Preferred Stock	Anyork Lee 1050 Yorba Linda Rd. Placentia, CA 92870	100,000	10.52%
Class A Convertible Preferred Stock	William Hsien	70,000	7.37%
Class A Convertible Preferred Stock	Mehmet Cercioglu	70,000	7.37%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	Includes 160,152 shares of common stock and 280,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 280,000 shares of common stock.
(3)	Includes 127,118 shares of common stock and 240,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 240,000 shares of common stock.
(4)	Includes 17,948 shares of common stock and 70,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 70,000 shares of common stock.
(5)	Includes 13,799 shares of common stock and 120,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 120,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. On December 21, 2011, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. This note was converted to buy 410,906 shares of common stock on May 22, 2012.

2. On December 21, 2011, we borrowed the sum of $50,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. This note was converted to buy 410,906 shares of common stock on May 22, 2012

3. On February 24, 2012, we borrowed the sum of $21,307.90 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. The sum of $19,307.90 repaid on September 24, 2012. The remaining $2,000 was converted to common stock.

4. On April 16, 2012, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. The sum of $48,000 was repaid on July 25, 2012, with the remaining balance added to another note.

5. On October 17, 2012, we issued a Promissory Note to James Zhang, our President, in the amount of $52,000 for re-purchase of certain common stock. The Note is due on or before October 17, 2013 and bears interest at a rate of 6.50% per year.

6. On October 17, 2012, we issued a Promissory Note to Hangbo (Henry) Yu, our General Manager, in the amount of $52,000 for re-purchase of certain common stock. The Note is due on or before October 17, 2013 and bears interest at a rate of 6.50% per year.

7. On January 24, 2013, we borrowed the sum of $90,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan is due within a year and bears interest at a rate of 6.50% per year.

8. On February 20, 2013, we borrowed the sum of $20,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan is due within a year and bears interest at a rate of 6.50% per year.

9. On April 4, 2013, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan is due within a year and bears interest at a rate of 6.50% per year.

 Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2012	$33,000	$0	$0	$0
December 31, 2011	$28,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designation for Class A Convertible Preferred Stock(5)
3.3	Certificate of Amendment to Articles of Incorporation(5)
3.4	Bylaws (1)
10.1	Drawdown Equity Financing Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 15, 2012(3)
10.4	Convertible Promissory Note issued to Asher Enterprises, Inc. dated February 15, 2012(3)
10.5	Securities Purchase Agreement with Tonaquint, Inc. dated October 18, 2011 (4)
10.6	Convertible Promissory Note issued to Tonaquint, Inc. dated October 18, 2011 (4)
10.7	Factoring and Security Agreement with CapFlow Funding Group Managers LLC dated November 10, 2011(3)
10.8	Premises Lease (2)
10.9	First Amendment to Premises Lease(3)
10.10	Second Amendment to Premises Lease
10.11	Distribution Contract – TianWei SolarFilms Co. (2)
10.12	Promissory Note issued to James Zhang dated October 17, 2012
10.13	Promissory Note issued to Henry Yu dated October 17, 2012
10.14	Private Loan Agreement with Henry Yu dated January 24, 2013
10.15	Private Loan Agreement with Henry Yu dated February 20, 2013
10.16	Private Loan Agreement with James Zhang dated April 4, 2013
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011.
(2)	Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011.
(3)	Incorporated by reference to Current Report on Form 10-K filed on April 16, 2012.
(4)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2011.
(5)	Incorporated by reference to Current Report on Form 8-K filed on September 5, 2012.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
April 16, 2013

By:	/s/ Mandy Chung
Mandy Chung Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
April 16, 2013

By:	/s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu General Manager, Director
April 16, 2013

