Form 10-Q
period 2013-03-31
SUNVALLEY SOLAR, INC.
filed 2013-05-20
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,031,242 common shares as of May 20, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012;
F-2	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Condensed Balance Sheets

ASSETS	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$28,945	$85,771
Restricted cash	25,000	25,000
Accounts receivable, net	5,229,086	5,434,792
Inventory	273,982	358,608
Costs in excess of billings on uncompleted contracts	142,197	139,237
Other receivables	1,000	—
Prepaid expenses and other current assets	4,109	6,326

Total current assets	5,704,319	6,049,734

PROPERTY AND EQUIPMENT, NET	68,238	75,743

OTHER ASSETS
Other assets	13,370	13,370

Total other assets	13,370	13,370

TOTAL ASSETS	$5,785,927	$6,138,847

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,645,631	$3,825,203
Customer deposits	189,215	189,215
Accrued warranty	76,962	78,053
Factoring payable	622,393	571,508
Advances from contractors	247,175	247,175
Derivative liability	343,237	408,779
Related party payables	111,239	—
Convertible debt, net	87,534	122,686
Current portion of long-term debt	15,177	14,847
Current portion of capital lease	2,912	2,781

Total current liabilities	5,341,475	5,460,247

LONG-TERM LIABILITIES
Capital leases	10,117	10,896
Notes payable	41,454	45,451

Total long-term liabilities	51,571	56,347

TOTAL LIABILITIES	5,393,046	5,516,594

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and -0- shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 47,444,529 and 19,812,298 shares issued and outstanding, respectively	47,444	19,812
Additional paid-in capital	3,859,327	3,727,183
Accumulated deficit	(3,514,840)	(3,125,692)

Total Stockholders' Equity	392,881	622,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,785,927	$6,138,847

The accompanying notes are an integral part of these condensed financial statements.

 SUNVALLEY SOLAR, INC.

Condensed Statements of Operations

(uanudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$12,656	$178,096
COST OF SALES	28,675	169,960

GROSS PROFIT	(16,019)	8,136

OPERATING EXPENSES
Salary and wage expense	101,687	175,762
Impairment of inventory	57,523	—
Professional fees	46,017	23,368
Selling, general and administrative expenses	106,160	132,576

Total operating expenses	311,387	331,706

LOSS FROM OPERATIONS	(327,406)	(323,570)

OTHER INCOME (EXPENSES)
Gain (loss)on derivative liability	(53,262)	271,075
Default penalty on convertible notes	(5,000)	—
Other income	58	469
Interest expense	(3,538)	(206,560)

Total other expenses	(61,742)	64,984

LOSS BEFORE TAXES	(389,148)	(258,586)

Provision for income taxes	—	—

NET LOSS	$(389,148)	$(258,586)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC & DILUTED	32,219,714	1,879,039

The accompanying notes are an integral part of these condensed financial statements.

 SUNVALLEY SOLAR, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES:

Net loss	$(389,148)	$(258,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,505	9,725
Amortization of discount	—	194,544
Loss on impairment on Inventory	57,523	—
(Gain) loss on re-measurement of derivative	53,262	(271,054)
Penalty for default on convertible note	5,000	—
Bad debt expense	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	200,706	355,365
Inventory	27,103	(229,789)
Prepaid expenses and other assets	1,217	4,861
Other receivables	—	(837)
Costs in excess of billings on uncompleted contracts	(2,960)	(219,496)
Accounts payable & accrued expense	(177,513)	(276,460)
Accrued warranty expenses	(1,091)	926
Factoring payable - accrued interest	50,885	—
Customer deposits	—	131,471

Net Cash Used in Operating Activities	(162,511)	(559,330)

INVESTING ACTIVITIES:

Purchase in property and equipment	—	—

Net Cash Provided By (Used in) Investing Activities	—	—

FINANCING ACTIVITIES:

Proceeds from related party notes payable	110,000	21,308
Proceeds from advances from contractor	—	—
Repayment of related party notes payable	—	—
Repayments of long term debt	(3,667)	(3,560)
Proceeds from convertible debt	—	78,500
Repayment of capital lease	(648)	—
Proceeds from factoring line, net	—	387,836
Proceeds from sale of common stock	—	30,690
Proceeds from notes payable	—	—

Net Cash Provided by Financing Activities	105,685	514,774

NET DECREASE IN CASH	(56,826)	(44,556)
CASH AT BEGINNING OF PERIOD	85,771	546,164

CASH AT END OF PERIOD	$28,945	$501,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,274	$1,862
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$—	$86,900
Subscription receivable	$—	$45,000
Common stock issued for debt	$—	$104,280

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Raw materials	$9,366	$3,222
Work in Progress	12,750	50,644
Finished goods	251,866	1,023,006
	$273,982	$1,076,872

 The company revalued its inventory at the lower of cost or net realizable value as of March 31, 2013 and recorded impairment of inventory of $57,523.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 53,309,095 and 35,814,313 such potentially dilutive shares excluded as of March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, the Company has capitalized $142,197 and $139,237 of costs incurred in relation to installation projects. The Company expects four major projects to be completed or substantially completed by December 31, 2013.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.  The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of March 31, 2013 the net book value after depreciation of this leased asset is $11,141 as the Company recognizes $13,029 in remaining lease obligations.

NOTE 6– RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, the Company borrowed $110,000 from an officer of the Company. This note accrues interest at 6.5 percent per annum, is unsecured and due on demand. The related party payable includes accrued interest on the note of $1,239.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

March 31, 2013 and December 31, 2012

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At March 31, 2013, the Company revalued the conversion features using the following assumptions: stock price of $0.0065, exercise price of $0.0015 to $0.0085, dividend yield of zero, years to maturity vary according to convertible note, risk free rate of 0.13 to 0.14 percent, and an annualized volatility ranging from 407 to 867 percent. The Company recognized a corresponding loss on derivative liability of $53,262 in conjunction with this revaluation. During the three months ended March 31, 2013 the derivative liability decreased by $118,419 as a result of the conversion of debt. The derivative liability balance at March 31, 2013 was $343,237.

NOTE 8 – CONVERTIBLE DEBT

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. The Company defaulted on the note and as a result, the interest rate on the outstanding balance increased to 22% per annum and the Company incurred a default penalty in the amount of $144,125, however, the Company entered into an agreement with the lender to amend the note agreement to reduce the default penalty by $55,000 from $144,125 to $89,125. In addition the amendment adjusted the conversion factor from 61% to 50%. On September 14, 2012 the lender and the Company agreed to amend the agreement to extend the maturity date to December 6, 2013 and increase the outstanding balance of the note by $5,000 for legal fees. During the three months ended March 31, 2013 the Company incurred a default penalty in the amount of $5,000. During the three months ended March 31, 2013 the Company recorded $1,239 in interest expense on the note. As of March 31, 2012 the Company had amortized the entire $200,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the Company issued 11,835,000 shares of common stock upon conversion of $19,852 of the note, and $1,205 in accrued interest payable. As of March 31, 2013 and December 31, 2012 the outstanding note balance was $51,334 and $200,000, respectively.

During the three months ended March 31, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on August 24, 2013, is unsecured and bears an interest rate of 8%. As of March 31, 2013 the Company had recorded $6,026 in accrued interest on the note. As of March 31, 2013 the Company had amortized $78,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the Company issued 15,797,232 shares of common stock for the conversion of

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 8 – CONVERTIBLE DEBT (continued)

$20,300 of the note. At March 31, 2013 and December 31, 2012 the note had a balance of $36,200 and $56,500, respectively.

NOTE 9 - FACTORING LINE PAYABLE

During the three months ended March 31, 2013, the Company accrued interest of $50,885 to its factoring provider. Inclusive of accrued fees the Company owed $622,393 to the factoring provider against its accounts receivable as of March 31, 2013.

NOTE 10– COMMON STOCK

During the three months ended March 31, 2013 the Company issued 27,632,231 shares of the Company’s common stock upon conversion of $40,152 of its debt. The Company also recorded $132,144 to additional paid in capital as a result of the conversion of the debt.

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

NOTE 12– SUBSEQUENT EVENTS

On April 4, 2013 the Company borrowed $50,000 from an officer of the Company. This note accrues interest at 6.5 percent per annum, is unsecured and due on demand. On May 2, 2013 the Company paid back $20,000 to one of the officers’ outstanding loan balance. Subsequent to March 31, 2013 the Company issued 33,586,713 shares of its common stock upon the conversion of $72,252 of convertible debt.

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

Results of Operations for the three and nine months ended March 31, 2013 and 2012

During the three months ended March 31, 2013, we generated gross revenues of $12,656. Total cost of sales was $28,675, resulting in gross loss of $16,019. Total operating expenses were $311,387, and consisted of salary and wage expenses of $101,687, selling, general and administrative expenses of $106,160, professional fees of $46,017, and an impairment of inventory in the amount of $57,523. We experienced interest expense of $3,538, other income of $58, a loss of $53,262 due to the change in value of a derivative liability, and a default penalty on convertible notes in the amount of $5,000. Our net loss for the three months ended March 31, 2013 was therefore $389,148.

By comparison, during the three months ended March 31, 2012, we generated gross revenues of $178,096. Total cost of sales was $169,960, resulting in gross profit of $8,136. Total operating expenses were $331,706, and consisted of salary and wage expenses of $175,762, selling, general and administrative expenses of $132,576, and professional fees of $23,268. We experienced interest expense of $206,560, other income of $469, and a gain of $271,075 due to the change in value of a derivative liability. Our net loss for the three months ended March 31, 2012 was therefore $258,586.

Our gross revenues decreased during the three months ended March 31, 2013 compared to the same quarter last year because we are currently working on several large solar installation projects which have not been completed. As a result, revenue from these projects could not yet be recognized during the first quarter of this year. These projects are expected to be completed during Q2 and Q3, 2013.   Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for these projects is therefore be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

Liquidity and Capital Resources

As of March 31, 2013, we had current assets in the amount of 5,704,319, consisting of cash in the amount of $28,945, accounts receivable of $5,229,086, inventory in the amount of $273,982, costs in excess of billings on uncompleted contracts of $142,197, prepaid expenses and other current assets of $4,109, other receivables of $1,000, and restricted cash of $25,000. As of March 31, 2013, we had current liabilities in the amount of $5,341,475. These consisted of accounts payable and accrued expenses in the amount of $3,645,631, a derivative liability of $343,247, customer deposits of $189,215, a factoring payable of $622,393, convertible debt of $87,534, accrued warranty of $76,962, advances from contractors of $247,175, the current portion of long term debt in the amount of $15,177, and the current portion of a capital lease in the amount of $2,912. Our working capital as of March 31, 2013 was therefore $362,844.

Our accounts payable and accrued expenses as of March 31, 2013 consisted of the following:

Accounts Payable	$3,509,215
Credit Card payable	31,517
Accrued vacation	20,857
Other accrued expense	43,190
Payroll liabilities	13,713
Sales tax payable	27,139
Total	$3,645,631

As of March 31, 2013, our long-term liabilities were $51,571, which consisted of a loan owing to East West Bank with a balance of $41,454 and the remaining obligations of a capital lease in the amount of $10,117. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease- to- own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of March 31, 2013 the capital leases payable outstanding was $13,029 with $2,912 due within the next year.

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

On November 10, 2011, we entered into a Factoring and Security Agreement (the “Agreement”) with CapFlow Funding Group Managers LLC (“CapFlow”). The Agreement is a credit facility for the purpose of factoring our accounts receivable. The cost of this funding is a discount of 1.85% of the gross amount of each receivable factored for the first 30 days, and an additional 0.95% for each additional 15 day period thereafter until the factored account receivable is closed. Under the Agreement, 20% to 25% of the amount of the purchased invoices is reserved. Our obligations to CapFlow under the Agreement are secured by substantially all of our assets. The total available credit line under the Agreement is $1,000,000. Inclusive of accrued fees, we owed $622,393 to CapFlow against our accounts receivable as of March 31, 2013.

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

We are currently seeking additional financing through the sale of common equity and/or the issuance of short-term debt convertible to common equity as discussed above. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $3,514,840 as of March 31, 2013. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

Sunvalley Solar, Inc.

Date:	May 20, 2013

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 20, 2013

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

