Form 10-Q
period 2013-06-30
SUNVALLEY SOLAR, INC.
filed 2013-08-14
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,156,979 common shares as of August 8, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012;
F-2	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$321,604	$85,771
Restricted cash	25,000	25,000
Accounts receivable, net	4,474,022	5,434,792
Inventory	243,992	358,608
Costs in excess of billings on uncompleted contracts	114,787	139,237
Prepaid expenses and other current assets	5,720	6,326
Total current assets	5,185,125	6,049,734

PROPERTY AND EQUIPMENT, NET	61,711	75,743

OTHER ASSETS
Other assets	13,370	13,370
Total other assets	13,370	13,370
TOTAL ASSETS	$5,260,206	$6,138,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,126,340	$3,825,203
Customer deposits	266,844	189,215
Accrued warranty	76,066	78,053
Factoring payable	—	571,508
Advances from contractors	157,320	247,175
Derivative liability	—	408,779
Convertible debt, net	—	122,686
Current portion of long-term debt	15,439	14,847
Current portion of capital lease	3,049	2,781
Total current liabilities	4,645,058	5,460,247

LONG-TERM LIABILITIES
Capital leases	9,302	10,896
Notes payable	37,528	45,451
Total long-term liabilities	46,830	56,347
TOTAL LIABILITIES	4,691,888	5,516,594

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and 950,000 shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 87,156,979 and 19,812,298 shares issued and outstanding, respectively	87,157	19,812
Additional paid-in capital	4,152,082	3,727,183
Accumulated deficit	(3,671,871)	(3,125,692)
Total Stockholders' Equity	568,318	622,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,260,206	$6,138,847

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$516,228	$763,612	$528,884	$941,708
COST OF SALES	561,002	383,224	589,677	553,184

GROSS PROFIT	(44,774)	380,388	(60,793)	388,524

OPERATING EXPENSES
Salary and wage expense	107,083	140,930	208,770	316,692
Impairment of inventory	—	—	57,523	—
Professional fees	93,721	20,125	139,738	43,493
Selling, general and administrative expenses	11,416	121,054	117,576	253,630
Total operating expenses	212,220	282,109	523,607	613,815

INCOME (LOSS) FROM OPERATIONS	(256,994)	98,279	(584,400)	(225,291)

OTHER INCOME (EXPENSES)
Gain on sale of property	—	9,481	—	9,481
Gain (loss) on derivative liability	105,362	189,126	52,100	460,201
Default penalty on convertible notes	—	—	(5,000)	—
Gain (loss) on conversion of debt	—	(183,634)	—	(183,634)
Other income	100	184	158	653
Interest expense	(5,499)	(89,279)	(9,037)	(295,839)
Total other income (expenses)	99,963	(74,122)	38,221	(9,138)

INCOME (LOSS) BEFORE TAXES	(157,031)	24,157	(546,179)	(234,429)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(157,031)	$24,157	$(546,179)	$(234,429)

BASIC AND DILUTED INCOME (LOSS) PER SHARE: Basic and diluted	$(0.00)	$0.01	$(0.01)	$(0.17)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and diluted	37,752,149	1,841,702	53,683,008	1,396,907

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(546,179)	$(234,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,032	19,101
Amortization of discount	—	271,849
Gain on re-measurement of derivative	(52,100)	(460,180)
Loss on conversion of debt		183,634
Gain on sale of property	—	(9,438)
Bad debt expense	10,000	—
Loss on impairment of inventory	57,523	—
Penalty for default on convertible note	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	950,770	578,942
Inventory	57,093	(195,863)
Prepaid expenses and other assets	1,825	(5,509)
Other receivables	(1,219)	(98)
Costs in excess of billings on uncompleted contracts	24,450	(547,074)
Accounts payable	309,016	(243,495)
Accrued warranty expenses	(1,987)	856
Factoring line	—	91,533
Customer deposits	77,629	288,937

Net Cash Provided By (Used In) Operating Activities	905,853	(260,266)

INVESTING ACTIVITIES:

Sale of property	—	121,393

Net Cash Provided By Investing Activities	—	121,393

FINANCING ACTIVITIES:

Proceeds from related party notes payable	160,000	71,308
Repayment of related party notes payable	(160,000)	—
Proceeds from factoring line	—	726,217
Repayment of advances from contractor	(89,855)
Repayments of long term debt	(7,331)	(7,597)
Proceeds from convertible debt	—	78,500
Repayment of capital lease	(1,326)	—
Repayments from factoring line	(571,508)	(833,927)
Proceeds from sale of common stock	—	75,330
Proceeds from notes payable	—	15,000

Net Cash Provided by (Used In) Financing Activities	(670,020)	124,831

NET INCREASE (DECREASE) IN CASH	235,833	(14,042)
CASH AT BEGINNING OF PERIOD	85,771	187,403

CASH AT END OF PERIOD	$321,604	$173,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,731	$3,831
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$—	$78,500
Repurchase of shares for note payable - related parties	$—	$104,000
Common stock issued for debt	$492,244	$314,983

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Raw materials	$9,366	$3,222
Work in Progress	9,341	50,644
Finished goods	225,285	1,023,006
	$243,992	$1,076,872

The Company revalued its inventory at the lower of cost or net realizable value as of June 30, 2013 and recorded impairment of inventory of $57,523 for the six months ended June 30, 2013 and $0 in 2012.

Basic and Diluted Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic income (loss) per share and diluted income (loss) per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were -0- and 35,814,313 such potentially dilutive shares excluded as of June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company has capitalized $114,787 and $139,237 of costs incurred in relation to installation projects. The Company expects three major projects to be completed or substantially completed by December 31, 2013.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of June 30, 2013, the Company recognizes the current and long-term lease liability of $3,049 and $9,302, respectively. As of December 31, 2012, the Company has recorded the current and long-term lease liability of $2,781 and $10,896, respectively. Thus, the Company has $12,351 in remaining lease obligation as of June 30, 2013.

NOTE 6– RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company borrowed $160,000 from two officers of the Company. These notes accrue interest at 6.5 percent per annum, are unsecured and due on demand. The related parties payable were repaid during May and June 2013.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

June 30, 2013 and December 31, 2012

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts. As of December 31, 2012, the Company recorded the derivative liability of $408,779. During the six months ended June 30, 2013, the Company converted all of its convertible debt and thereby reduced the derivative liability to $0. As such reduction, the Company realized a gain on the derivative liability due to the conversion of the convertible note of $52,100 for the six month period ended June 30, 2013 and recognized a loss on derivative liability of $617,926 as of December 31, 2012. (See Note 8 for details on convertible debt).

NOTE 8 – CONVERTIBLE DEBT

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. The Company defaulted on the note and as a result, the interest rate on the outstanding balance increased to 22% per annum and the Company incurred a default penalty in the amount of $144,125, however, the Company entered into n agreement with the lender to amend the note agreement to reduce the default penalty by $55,000 from $144,125 to $89,125. In addition the amendment adjusted the conversion factor from 61% to 50%. On September 14, 2012 the lender and the Company agreed to amend the agreement to extend the maturity date to December 6, 2013 and increase the outstanding balance of the note by $5,000 for legal fees. During the six months ended June 30, 2013 the Company incurred a default penalty in the amount of $5,000. During the six months ended June 30, 2013 the Company recorded $1,590 in interest expense on the note. As of June 30, 2012 the Company had amortized the entire $200,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 the Company issued 28,249,555 shares of common stock upon conversion of $72,776 of the note and accrued interest payable. As of June 30, 2013 and December 31, 2012 the outstanding note balance was $-0- and $200,000, respectively.

During the six months ended June 30, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on August 24, 2013, is unsecured and bears an interest rate of 8%. During the six months ended June 30, 2013 the Company issued 39,095,126 shares of common stock upon conversion of $63,174 of the note and accrued interest payable. As of June 30, 2013 and December 31, 2012 the outstanding note balance was $-0- and $56,500, respectively.

As of June 30, 2013 all of the convertible debts were fully converted into shares of the Company’s common stock and the Company realized a gain on the derivative liability due to the conversion of the convertible note of $52,100 for the six month period ended June 30, 2013 and recognized a loss on derivative liability of $617,926 as of December 31, 2012.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 9 - FACTORING LINE PAYABLE

During the six months ended June 30, 2013, the Company repaid its factoring provider in full including all fees and accrued interest.

NOTE 10– COMMON STOCK

During the six months ended June 30, 2013 the Company issued 67,344,681 shares of the Company’s common stock upon conversion of $127,686 of its debt plus $8,264 of accrued interest. The Company also recorded $424,899 to additional paid in capital as a result of the conversion of the debt.

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

The estimated OEM panel cost is less than $0.50 per watt. As a reference, currently, the market price of solar price is around $0.65 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

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

Results of Operations for the three and six months ended June 30, 2013 and 2012

During the three months ended June 30, 2013, we generated gross revenues of $516,228. Total cost of sales was $561,002, resulting in gross loss of $44,774. Total operating expenses were $212,220, and consisted of salary and wage expenses of $107,083, selling, general and administrative expenses of $11,416, and professional fees of $93,721. We experienced interest expense of $5,499, other income of $100, and a gain of $105,362 due to the change in value of a derivative liability. Our net loss for the three months ended June 30, 2013 was therefore $157,031.

By comparison, during the three months ended June 30, 2012, we generated gross revenues of $763,612. Total cost of sales was $383,224, resulting in gross profit of $380,388. Total operating expenses were $282,109, and consisted of salary and wage expenses of $140,930, selling, general and administrative expenses of $121,054, and professional fees of $20,125. We experienced interest expense of $89,279, other income of $184, a loss on conversion of debt in the amount of $183,634, a gain on sale of property of $9,481, and a gain of $189,126 due to the change in value of a derivative liability. Our net income for the three months ended June 30, 2012 was therefore $24,157.

During the six months ended June 30, 2013, we generated gross revenues of $528,884. Total cost of sales was $589,677, resulting in gross loss of $60,793. Total operating expenses were $523,607, and consisted of salary and wage expenses of $208,770, selling, general and administrative expenses of $117,576, impairment of inventory of $57,523, and professional fees of $139,738. We experienced interest expense of $9,037, other income of $158, a default penalty on convertible notes of $5,000, and a gain of $52,100 due to the change in value of a derivative liability. Our net loss for the six months ended June 30, 2013 was therefore $546,179.

By comparison, during the six months ended June 30, 2012, we generated gross revenues of $941,708. Total cost of sales was $553,184, resulting in gross profit of $388,524. Total operating expenses were $613,815, and consisted of salary and wage expenses of $316,692, selling, general and administrative expenses of $253,630, and professional fees of $43,493. We experienced interest expense of $295,839, other income of $653, a loss on conversion of debt in the amount of $183,634, a gain on sale of property of $9,481, and a gain of $460,201 due to the change in value of a derivative liability. Our net loss for the six months ended June 30, 2012 was therefore $234,429.

Our gross revenues decreased during the six months ended June 30, 2013 compared to the same period last year due to the varying implementation periods and completion dates of our various larger projects.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets in the amount of $5,185,125, consisting of cash in the amount of $321,604, accounts receivable of $4,474,022, inventory in the amount of $243,992, costs in excess of billings on uncompleted contracts of $114,787, prepaid expenses and other current assets of $5,720, and restricted cash of $25,000. As of June 30, 2013, we had current liabilities in the amount of $4,645,058. These consisted of accounts payable and accrued expenses in the amount of $4,126,340, customer deposits of $266,844, accrued warranty of $76,066, advances from contractors of $157,320, the current portion of long term debt in the amount of $15,439, and the current portion of a capital lease in the amount of $3,049. Our working capital as of June 30, 2013 was therefore $540,067.

As of June 30, 2013, our long-term liabilities were $46,830, which consisted of a loan owing to East West Bank with a balance of $37,528 and the remaining long term obligations of a capital lease in the amount of $9,302. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In the past, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes and from Tonaquint, Inc. under a Convertible Promissory Note. During the six months ended June 30, 2013, the Tonaquint note and the last of the Asher notes were fully converted to shares of our common stock, with no balance remaining due.

In the past, we have received financing from CapFlow Funding Group Managers LLC under a credit facility for the purpose of factoring our accounts receivable. During the six months ended June 30, 2013, we repaid our factoring provider in full including all fees and accrued interest.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $3,671,871 as of June 30, 2013. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013.

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

Sunvalley Solar, Inc.

Date:	August 14, 2013

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	August 14, 2013

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

