Form 10-Q/A
period 2013-06-30
SUNVALLEY SOLAR, INC.
filed 2013-08-15
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Sunvalley Solar, Inc. (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 14, 2013. The Amendment is being filed to submit Exhibit 101 as it was erroneously excluded from the Original Filing.

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

