Form 10-Q
period 2013-09-30
SUNVALLEY SOLAR, INC.
filed 2013-11-14
CIK 1434477

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,156,979 common shares as of November 13, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012;
F-2	Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$292,855	$85,771
Resticted cash	25,000	25,000
Accounts receivable, net	5,785,639	5,434,792
Inventory	233,257	358,608
Costs in excess of billings on uncompleted contracts	46,807	139,237
Prepaid expenses and other current assets	12,776	6,326
Total current assets	6,396,334	6,049,734
PROPERTY AND EQUIPMENT, NET	55,747	75,743
OTHER ASSETS
Other assets	11,370	13,370
Total other assets	11,370	13,370
TOTAL ASSETS	$6,463,451	$6,138,847
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,857,632	$3,825,203
Customer deposits	273,423	189,215
Accrued warranty	73,584	78,053
Factoring payable	—	571,508
Advances from contractors	117,772	247,175
Derivative liability	—	408,779
Convertible debt, net	—	122,686
Current portion of long-term debt	15,571	14,847
Current portion of capital lease	3,192	2,781
Total current liabilities	4,341,174	5,460,247
LONG-TERM LIABILITIES
Capital leases	8,448	10,896
Notes payable	33,660	45,451
Total long-term liabilities	42,108	56,347
TOTAL LIABILITIES	4,383,282	5,516,594
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and 950,000 shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 87,156,979 and 19,812,298 shares issued and outstanding, respectively	87,157	19,812
Additional paid-in capital	4,152,082	3,727,183
Accumulated deficit	(2,160,020)	(3,125,692)
Total Stockholders' Equity	2,080,169	622,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities and stockholders' deficit	$6,463,451	$6,138,847

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

REVENUES	$1,764,722	$2,262,720	$2,293,606	$3,204,428
COST OF SALES	1,669,695	1,449,672	2,316,895	2,002,856
GROSS PROFIT	95,027	813,048	(23,289)	1,201,572
OPERATING EXPENSES
Salary and wage expense	102,971	142,016	311,741	458,708
Professional fees	8,167	88,696	147,905	132,189
Selling, general and administrative expenses	308,323	120,898	425,899	374,528
Total operating expenses	419,461	351,610	885,545	965,425
INCOME (LOSS) FROM OPERATIONS	(324,434)	461,438	(908,834)	236,147
OTHER INCOME (EXPENSES)
Gain (loss) on sale of property	—	(300)	—	9,181
Gain (loss)on derivative liability	—	(198,901)	52,100	261,300
Default penalty on convertible notes	—	89,125	(5,000)	(89,125)
Gain on settlement of litigation	1,837,178	—	1,837,178	—
Gain (loss) on conversion of debt	—	(520,000)	—	(703,634)
Other income	475	879	633	1,532
Interest expense	(1,368)	(145,319)	(10,405)	(441,158)
Total other expenses	1,836,285	(774,516)	1,874,506	(961,904)
INCOME (LOSS) BEFORE TAXES	1,511,851	(313,078)	965,672	(725,757)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$1,511,851	$(313,078)	$965,672	$(725,757)
BASIC INCOME (LOSS) PER SHARE	$0.05	$(0.07)	$0.01	$(0.16)
DILUTED INCOME (LOSS) PER SHARE	$0.05	$(0.07)	$0.01	$(0.16)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,479,567	4,467,112	65,005,087	4,467,112
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,429,567	4,467,112	65,995,087	4,467,112

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income (loss)	$965,672	$(725,757)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	19,994	30,428
Amortization of discount	—	397,181
(Gain) loss on re-measurement of derivative	(52,100)	(261,300)
(Gain) loss on conversion of debt	703,634
(Gain) loss on property	—	(9,438)
Bad debt expense	225,650	—
Loss on impairment of inventory	57,523	—
Penalty for default on convertible note	5,000	99,218
Stock based compensation	—	68,400
Changes in operating assets and liabilities:
Accounts receivable	(576,497)	(830,398)
Inventory	67,828	338,156
Prepaid expenses and other assets	(6,450)	4,465
Other receivables	—	(2,300)
Costs in excess of billings on uncompleted contracts	92,430	27,842
Other assets	2,000	2,957
Accounts payable and accrued expenses	40,309	(107,597)
Accrued warranty expenses	(4,469)	11,456
Factoring line	—	124,345
Customer deposits	84,208	(31,474)
Net Cash Provided by (Used in) Operating Activities	921,098	(160,182)
INVESTING ACTIVITIES:
Sale of property	—	119,069
Net Cash Provided By (Used in) Investing Activities	—	119,069
FINANCING ACTIVITIES:
Proceeds from related party notes payable	160,000	71,308
Repayment of related party notes payable	(160,000)	(67,308)
Repayment of advances from contractor	(129,402)	—
Repayments of long term debt	(11,067)	(10,398)
Proceeds from convertible debt	—	78,500
Repayment of capital lease	(2,037)	(1,282)
Repayment of factoring line	—	(1,163,407)
Proceeds from factoring line	(571,508)	1,245,455
Proceeds from sale of common stock	—	75,330
Proceeds from notes payable	—	15,000
Net Cash Provided by (Used in) Financing Activities	(714,014)	243,198
NET INCREASE IN CASH	207,084	202,085
CASH AT BEGINNING OF PERIOD	85,771	187,403
CASH AT END OF PERIOD	$292,855	$389,488
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$7,099	$9,533
Income taxes	$—	$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$—	$78,500
Repurchase of shares for note payable - related parties	$—	$104,000
Common stock issued for debt	$492,244	$451,448

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Raw materials	$9,366	$9,371
Work in Progress	83	11,790
Finished goods	223,808	345,881
	$233,257	$358,608

The Company revalued its inventory at the lower of cost or net realizable value as of September 30, 2013 and recorded impairment of inventory of $57,523.

Basic and Diluted Earnings and Loss Per Common Share

Basic earnings per common share is computed by dividing the net earnings by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. These dilutive potential shares were included in the computation of diluted earnings per share. Accordingly, there were 950,000 such dilutive shares included as of September 30, 2013 and 35,814,313 such potentially dilutive shares excluded as of December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the Company has capitalized $46,807 and $139,237 of costs incurred in relation to installation projects. The Company expects one major project to be completed or substantially completed by December 31, 2013.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of September 30, 2013, the Company recognizes the current and long-term lease liability of $3,192 and $8,448, respectively. As of December 31, 2012, the Company has recorded the current and long-term lease liability of $2,781 and $10,896, respectively. Thus, the Company has $11,640 in remaining lease obligation as of September 30, 2013.

NOTE 6– RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company borrowed $160,000 from two officers of the Company. This notes accrue interest at 6.5 percent per annum, is unsecured and due on demand. The related party payables were repaid during May and June 2013.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  During the nine months ended September 30, 2013 the convertible debt was fully converted to common stock.

NOTE 8 – CONVERTIBLE DEBT

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. The Company defaulted on the note and as a result, the interest rate on the outstanding balance increased to 22% per annum and the Company incurred a default penalty in the amount of $144,125, however, the Company entered into an agreement with the lender to amend the note agreement to reduce the default penalty by $55,000 from $144,125 to $89,125. In addition the amendment adjusted the conversion factor from 61% to 50%. On September 14, 2012 the lender and the Company agreed to amend the agreement to extend the maturity date to December 6, 2013 and increase the outstanding balance of the note by $5,000 for legal fees. During the nine months ended September 30, 2013 the Company incurred a default penalty in the amount of $5,000. During the nine months ended September 30, 2013 the Company recorded $1,590 in interest expense on the note. As of June 30, 2012 the Company had amortized the entire $200,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 the Company issued 28,249,555 shares of common stock upon conversion of $72,776 of the note and accrued interest payable. As of September 30, 2013 and December 31, 2012 the outstanding note balance was $-0- and $66,186, respectively.

During the nine months ended September 30, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on August 24, 2013, is unsecured and bears an interest rate of 8%. During the nine months ended September 30, 2013 the Company issued 39,095,127 shares of common stock upon conversion of $63,174 of the note and accrued interest payable. As of September 30, 2013 and December 31, 2012 the outstanding note balance was $-0- and $56,500, respectively.

As of September 30, 2013 all of the convertible debts were fully converted into shares of the Company’s common stock and the Company recognized a gain on the derivative liability of $52,100 for the nine month period end.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 9 - FACTORING LINE PAYABLE

During the nine months ended September 30, 2013, the Company repaid its factoring provider in full including all fees and accrued interest.

NOTE 10– COMMON STOCK

During the nine months ended September 30, 2013 the Company issued 67,344,681 shares of the Company’s common stock upon conversion of $127,686 of its debt plus $8,264 of accrued interest. The Company also recorded $424,899 to additional paid in capital as a result of the conversion of the debt.

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

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 12– SIGNIFICANT EVENTS

The Company and Canadian Solar, Inc. (CSI) resolved and settled by the agreement dated September 8, 2013 by which CSI agreed not to enforce any claims in the amount of approximately $1,862,671 owed by the Company to CSI.  In return, the Company agreed to dismiss the lawsuit brought against CSI. Accordingly, the Company recognized a gain on the settlement of litigation in the amount of $1,837,178 during the nine months ended September 30, 2013.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company filed a contractual fraud case against one of its commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action such as breach of contract, common counts and fraudulent transfer. The reliefs claimed by the Company mainly are monetary damages and interest including punitive dames, costs of suits for no less than 1.2 million. As a result of the filing by the Company, All Fortune filed a lawsuit against the Company for causes of action which are breach of contract, negligent misrepresentation, intentional misrepresentation and fraud in All Fortune’s compliant. The reliefs claimed by All Fortune are mainly monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because the Company doesn't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of September 30, 2013.

NOTE 14– SUBSEQUENT EVENTS

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

Results of Operations for the three and nine months ended September 30, 2013 and 2012

During the three months ended September 30, 2013, we generated gross revenues of $1,764,722. Total cost of sales was $1,669,695, resulting in gross profit of $95,027. Total operating expenses were $419,461, and consisted of salary and wage expenses of $102,971, selling, general and administrative expenses of $308,323, and professional fees of $8,167. We experienced interest expense of $1,368, other income of $475, and a gain on settlement of litigation in the amount of $1,837,178. Our net income for the three months ended September 30, 2013 was therefore $1,511,851.

By comparison, during the three months ended September 30, 2012, we generated gross revenues of $2,262,720. Total cost of sales was $1,449,672, resulting in gross profit of $813,048. Total operating expenses were $351,610, and consisted of salary and wage expenses of $142,016, selling, general and administrative expenses of $120,898, and professional fees of $88,696. We experienced interest expense of $145,319, other income of $879, a loss on conversion of debt in the amount of $520,000, a loss on sale of property of $300, a loss of $198,901 due to the change in value of a derivative liability, and a positive adjustment to default penalty on convertible notes of $89,125. Our net loss for the three months ended September 30, 2012 was therefore $313,078.

During the nine months ended September 30, 2013, we generated gross revenues of $2,293,606. Total cost of sales was $2,316,895, resulting in gross loss of $23,289. Total operating expenses were $885,545, and consisted of salary and wage expenses of $311,741, selling, general and administrative expenses of $425,899, and professional fees of $147,905. We experienced interest expense of $10,405, other income of $633, a default penalty on convertible notes of $5,000, a gain of $52,100 due to the change in value of a derivative liability, and a gain on settlement of litigation in the amount of $1,837,178. Our net income for the nine months ended September 30, 2013 was therefore $965,672.

By comparison, during the nine months ended September 30, 2012, we generated gross revenues of $3,204,428. Total cost of sales was $2,002,856, resulting in gross profit of $1,201,572. Total operating expenses were $965,425, and consisted of salary and wage expenses of $458,708, selling, general and administrative expenses of $374,528, and professional fees of $132,189. We experienced interest expense of $441,158, other income of $1,532, a loss on conversion of debt in the amount of $703,634, a gain on sale of property of $9,181, and a gain of $261,300 due to the change in value of a derivative liability. Our net loss for the nine months ended September 30, 2012 was therefore $725,757.

On September 8, 2013, we settled a legal dispute with Canadian Solar, Inc. (CSI). Under the settlement, CSI agreed to release claims against us for trade payables. As a result, we recognized a gain on the settlement of $1,862,671.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets in the amount of $6,396,334, consisting of cash in the amount of $292,855, accounts receivable of $5,785,639, inventory in the amount of $233,257, costs in excess of billings on uncompleted contracts of $46,807, prepaid expenses and other current assets of $12,776, and restricted cash of $25,000. As of September 30, 2013, we had current liabilities in the amount of $4,341,174. These consisted of accounts payable and accrued expenses in the amount of $3,857,632, customer deposits of $273,423, accrued warranty of $73,584, advances from contractors of $117,772, the current portion of long term debt in the amount of $15,571, and the current portion of a capital lease in the amount of $3,192. Our working capital as of September 30, 2013 was therefore $2,055,160.

As of September 30, 2013, our long-term liabilities were $42,108, which consisted of a loan owing to East West Bank with a balance of $33,660 and the remaining long term obligations of a capital lease in the amount of $8,448. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $2,160,020 as of September 30, 2013. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are a party to the following material pending legal proceedings:

1.                  On January 17, 2013, we sued China Electric Equipment in the Superior Court for the State of California, County of Los Angeles in a case entitled Sunvalley Solar, Inc. v. China Electric Equipment (Case No. KC065447). Our suit seeks to recover damages in excess of $2 million from China Electric Equipment for selling us substandard solar panels without UL certification. On June 18, 2013, the court quashed our summons. At this time, were are serving the defendant in China under the Hague Convention and are awaiting proof of service.

2.                  On August 1, 2013, we sued All Fortune Group, LLC in the Superior Court for the State of California, County of Los Angeles in a case entitled Sunvalley Solar, Inc. v. All Fortune Group, LLC (Case No. NC059003). Our suit seeks to recover damages in excess of $1.2 million for breach of contract, fraud, and related claims. On August 14, 2013, All Fortune Group retaliated by filing a separate case against us entitled All Fortune Group, LLC v. Sunvalley Solar, Inc. (Case No. KC 066248), also in the Superior Court for the State of California, County of Los Angeles. The damages sought in All Fortune Group’s counter-suit are unknown and we believe the action to be frivolous.

3.                  On September 20, 2013, we sued Baoding Tianwei in the Superior Court for the State of California, County of Los Angeles in a case entitled Sunvalley Solar, Inc. v. Baoding Tianwei (Case No. KC066342). Our suit seeks damages of no less than $8 million from Baoding Tianwei for breach of contract and related breaches of warranty. We are currently serving the defendant under the Hague Convention.

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

Sunvalley Solar, Inc.

Date:	November 14, 2013

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	November 14, 2013

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

