Form 10-K
period 2013-12-31
SUNVALLEY SOLAR, INC.
filed 2014-04-14
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $2,411,548 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date of 87,156,979 as of April 7, 2014.

Page
PART I
Item 1.	Business	3
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules
2

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

In 2011, 25.06% ($1.460 million) of our revenues were generated from our Solar Equipment Distribution business and 74.94% ($4.366 million) were generated from our Solar Systems Design and Installation business. In 2012, 5% ($170,098) of our revenues were generated from our Solar Equipment Distribution business and 95% ($3,570,776) were generated from our Solar Systems Design and Installation business. In 2013, 1% ($39,471) of our revenues were generated from our Solar Equipment Distribution business and 99% ($4,056,436) were generated from our Solar Systems Design and Installation business. Our Solar Technology Research and Development and our Distributed Power Plant Projects businesses are in the development stage and have not yet generated revenue.

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

Since our founding in 2007, we have focused on solar system design and installation.  Installation is our core business, and it also provides the company with a platform for solar product supply, new technology development, and other lines of business. Our gross revenues to date have come mostly from the solar systems installation business. Our installation business is focused primarily in California.

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

Our current systems installation resources, which consist of two installation worker teams, one engineer/design team, and certain installation equipment, provide us with the capacity to install solar systems totaling over 2.0 million watts on an annual basis.

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

As one of potential solutionswe discovered that surface plasmon polariton (SPP) assisted solar technologies may be developed to result in enhanced electricity production due to surface resonant excitation or surface Plasmon resonance (SPR). SPP assisted PV cells have heretofore operated by using the enhanced electrical fields produced by the SPR to either be directly converted to electricity or concentrate the light onto an active layer. With this technology implemented in solar cell design, the efficiency of the solar cell can be increased, therefore the cost of solar power per watt will be reduced also.

Our innovative design will also consider the variant spectral and angles, to guarantee excitation of the SPP at any angle around the bang gap, or absorption region of the solar cell unit. With the successful development of our new PV cells, we are expecting the efficiency of the organic thin-film-based solar cells increases significantly.

Though this technology, it is able to increase the efficiency of thin-film-based solar cells. Commercializing this technology into mass production will involve a trade-off between manufacturing cost per-panel and increased per-panel efficiency. In addition, our new PV cell concept will also need to demonstrate that panels using the technology will have a productive life-span and a tolerance to environmental conditions such as humidity, temperature, wind load that are sufficient for the panels to be used in real life application. Accordingly, there is no guarantee that we will be able to commercially produce and market solar panels using our new PV technology.

We have not yet generated revenues from our new technology. With additional capital, however, we hope to commercialize our R&D outputs to our PV panels and installation applications. By combining our research and development capability with our existing installation business and planned panel manufacturing operation, we hope to establish a vertically integrated entity that can grow to become a premier supplier of solar panels in the United States.

Besides the new technology using Surface Plasmon Polariton (SPP), our R&D team is also involving some other topics in solar field.

The main points of focus for our R&D operation are as follows:

-	Keeping and developing a small but strong R&D team in San Diego
-	Collaborating with universities in the U.S. and panel manufacturers in China
-	Effectively use resources from research institutes and universities in China
-	Developing new solar technology and parts, focusing on application technologies

Our key current R&D topics include:

-	Developing new coating technology to increase the efficiency of PV panel
-	Develop solar PV application technology to reduce system level cost and increase installation flexibility – racking and panel cleaning system
-	Commercializing our new advanced solar technology.

Solar Equipment Manufacturing and Distribution

In recent years, we have built good relationships with some large solar panel and solar inverter producers. Our partnerships with these manufacturers in the solar power industry have allowed us to broaden our customer base and to provide our customers with more cost competitive and complete solar system solutions with multiple selective options on PV panels and inverters. In 2009 and 2010, our solar equipment distribution business has grown to constitute the majority of our revenues. Since 2011, due to the dynamic market price of solar equipment, our distribution business decreased to a small portion of distribution to our revenue.

On the other side, although we have not yet generated revenue from the manufacture of our own solar panels, our R&D team is working on new technology which is able to increase the efficiency of solar panel.   With proper funding, the new technology could be commercialized and implemented in solar panel manufacture starting from OEM manufactured panels from reputable solar panel manufacturers in China. The manufactured solar panels would use our brand name with new technology. We would be responsible for quality control, certification applying, marketing, technical support and services in the United States. Our unique technology, if successfully commercialized and brought to market, would provide the solar panel market with a higher efficiency, lower cost unit than competing panels currently on the market. Our ability to provide after-sale services such as system maintenance, technical support, training, etc. for its customers could add another selling point for promotion of the new panel.

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

Currently, we believe that the market for solar power in China is not yet mature enough, while, the European market is overcrowded. As a result, we believe that Chinese manufacturers are looking for business opportunities in the United States. As an established technology and system integration company, Sunvalley maintains a unique position to act as the bridge between Chinese manufacturers. The partnership with these manufacturers in the solar power industry allows Sunvalley to provide its customers with a cost competitive, complete solar system solution with multiple selective options on PV panels and inverters.

Intellectual Property

We made a progress on our smart system of networked PV panels for improved provision of electricity to the power grid. We filed for patent protection in the U.S. for this invention, “Networked Solar Panels and Related Methods,” on August 4, 2011.

EFS ID	10667328
Application Number	13198076
Confirmation Number	7067
Title	Networked Solar Panels and Related Methods
Receipt Date	04-AUG-2011
Application Type	Utility under 35 USC 111(a)

We received an Office Action from the USPTO regarding this patent application in August 2013, and responded to it in November 2013.

Personnel

We have 11 employees, 7 of whom are full-time employees.  Our current internal departments include the Administration Department, the Engineering Department, the Sales/Marketing Department and the New Technology Development Department.  We are lead by a management team that includes a group of scientists, research/development engineers, a professional marketing/sales team, and an experienced supply chain management team. In addition, our team includes solar power system design engineers, solar power system installation engineers, electrical system design engineers and construction engineers.

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

Item 2. Properties

We lease approximately 2,193 sq ft of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut CA 91789 for $3,070 per month.  This lease terminated on November 30, 2012. We extended the lease for two years. As extended, the lease shall expire on November 30, 2014. The annual rent payable with respect to the premises is $34,212.00 and $35,232.00 for 12/1/2012 to 11/30/2013 and 12/1/2013 to 11/30/2014 respectively. The property is sufficient for our current business size.

Item 3. Legal Proceedings

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of December 31, 2013.

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

Fiscal Year Ended December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	$0.0410	$0.0166
September 30, 2013	$0.0358	$0.0100
June 30, 2013	$0.0020	$0.0050
March 31, 2013	$0.0200	$0.0029

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.0500	$0.0043
September 30, 2012	$0.4200	$0.0351
June 30, 2012	$1.3000	$0.0500
March 31, 2012	$2.5000	$1.0000

On April 9, 2014, the last sales price per share of our common stock was $0.0144.

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

Holders of Our Common Stock

As of April 7, 2014, we had 87,156,979 shares of our common stock issued and outstanding, held by fifty-eight (58) shareholders of record.

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

The estimated OEM panel cost is less than $0.50 per watt. As a reference, currently, the lowest panel price is around $0.70 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels with our proprietary technologies, and to grow our market share.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

During the year ended December 31, 2013, we generated gross revenues of $4,095,907. Total cost of sales was $3,895,091, resulting in gross profit of $200,816. Total operating expenses were $1,234,359, and consisted of salary and wage expenses of $422,609, selling, general and administrative expenses of $262,919, professional fees of $142,620 and bad debt expense of $406,211. We experienced interest expense of $14,806, a gain of $52,100 on a derivative liability, a default penalty on convertible notes of $5,000, a loss on impairment of inventory of $57,523, other income of $976, and a gain on legal settlement of $1,822,171. Our net income for the year ended December 31, 2013 was therefore $764,375.

By comparison, during the year ended December 31, 2012, we generated gross revenues of $3,740,874. Total cost of sales was $2,381,746, resulting in gross profit of $1,359,128. Total operating expenses were $1,284,041, and consisted of salary and wage expenses of $549,884, selling, general and administrative expenses of $476,507, professional fees of $192,913 and bad debt expense of $64,737. We experienced a net interest expense of $443,456, a loss of $617,926 due to the change in value of a derivative liability, loss on conversion of debt in the amount of $703,634, a default penalty on convertible notes of $89,125, a gain on sale of property in the amount of $9,182, and other income of $1,970. Our net loss for the year ended December 31, 2012 was therefore $1,767,902.

Although our revenues increased slightly in 2013 as compared to 2012, our gross profit declined significantly due to a much higher cost of sales. The reason for the much higher cost of sales is that we subcontracted several installation projects due to our working capital limitations, caused by the termination of Federal Cash Grant Incentives and reduction of rebates from local utility companies. This subcontracting reduced our profit margin significantly since we shared a large portion of the project margin with the subcontractor. During 2013, we were able to significantly reduce our expenses for salary and wages, professional fees, and selling, general, and administrative. We incurred a significant bad debt expense, however, in the amount of $406,211. This amount consists primarily of accounts receivable from All Fortune Group, LLC, which has ceased payment as the resulting of pending litigation, and one of our installation customers going out of business. On September 8, 2013, we settled a legal dispute with Canadian Solar, Inc. (CSI). Under the settlement, CSI agreed to release claims against us for trade payables. As a result, we recognized a net gain on the settlement of $1,822,171.

We are currently working on one major installation project with a contract price of $900,000. This contract is expected to be substantially completed by the second quarter of 2014. In addition, we have signed an agreement with an installation customer for a contract price of approximately $2.5 million.

Liquidity and Capital Resources

As of December 31, 2013, we had current assets in the amount of 2,841,606, consisting of cash in the amount of $368,796, accounts receivable of $2,026,696, inventory in the amount of $380,155, costs in excess of billings on uncompleted contracts of $29,696, prepaid expenses and other current assets of $11,263, and restricted cash of $25,000. As of December 31, 2013, we had current liabilities in the amount of $5,862,980. These consisted of accounts payable and accrued expenses in the amount of $5,573,200, customer deposits of $93,713, accrued warranty of $73,539, advances from contractors of $103,389, the current portion of long term debt in the amount of $15,797, and the current portion of a capital lease in the amount of $3,342. Our working capital deficit as of December 31, 2013 was therefore $3,021,374.

Our accounts payable and accrued expenses as of December 31, 2013 consisted of the following:

Accounts Payable	$5,478,633
Credit Card payable	23,460
Accrued vacation	19,921
Other accrued expense	33,000
Payroll liabilities	10,821
Sales tax payable	7,365
Total	$5,573,200

As of December 31, 2013, our long-term liabilities were $37,180, which consisted of a loan owing to East West Bank with a balance of $45,423 (long term portion $29,626) and the remaining obligations of a capital lease in the amount of $10,896 (long term portion $7,554). The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease- to- own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease.   We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of December 31, 2013 the capital lease payable outstanding was $10,896, with $3,342 due within the next year.

On August 14, 2012 we entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. During the year ended December 31, 2013 the Company made payments of $89,855 and reclassified $53,931 to accounts payable due to the Contractor on these advances. The outstanding balance of the advances at December 31, 2013 and 2012 was $103,389 and $247,175.

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

We are currently seeking additional financing. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $2,361,317 as of December 31, 2013. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $272,686 and $116,752, as of December 31, 2013 and 2012, respectively.

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2013 and 2012.

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

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $73,538 and $78,053 at December 31, 2013 and 2012, respectively.

Revenue Recognition

The completion of a solar installation project ranges from six to eighteen months; therefore, the Company recognizes revenue from a system installation under the completed contract method of accounting, pursuant to ASC 605. Revenue from system installations and sales of solar panels is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The Company defines its services as having been substantially completed upon passing inspection by the Fire Department and obtaining the City’s Building Department’s approval after its final inspection of the installed system. Wholesale revenues are recognized pursuant to the same criteria; however, with wholesale arrangements the Company defines its delivery as having been completed at such time the customer takes possession of the Company’s product.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2013 and 2012;
F-3	Statements of Operations for the years ended December 31, 2012 and 2012;
F-4	Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012;
F-5	Statements of Cash Flows for the years ended December 31, 2013 and 2012;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunvalley Solar, Inc.

We have audited the accompanying balance sheet of Sunvalley Solar, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $2,361,317, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 11, 2014

SUNVALLEY SOLAR, INC.

Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,796	$85,771
Restricted cash	25,000	25,000
Accounts receivable, net	2,026,696	1,767,137
Inventory	380,155	358,608
Costs in excess of billings on uncompleted contracts	29,696	139,237
Prepaid expenses and other current assets	11,263	6,326
Total current assets	2,841,606	2,382,079
PROPERTY AND EQUIPMENT, NET	49,871	75,743
OTHER ASSETS
Long-tem accounts receivable, net	4,883,685	3,667,655
Other assets	3,870	13,370
Total other assets	4,887,555	3,681,025
TOTAL ASSETS	$7,779,032	$6,138,847
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,573,200	$3,825,203
Customer deposits	93,713	189,215
Accrued warranty	73,539	78,053
Factoring payable	—	571,508
Advances from contractors	103,389	247,175
Derivative liability	—	408,779
Convertible debt, net	—	122,686
Current portion of long-term debt	15,797	14,847
Current portion of capital lease	3,342	2,781
Total current liabilities	5,862,980	5,460,247
LONG-TERM LIABILITIES
Capital leases	7,554	10,896
Notes payable	29,626	45,451
Total long-term liabilities	37,180	56,347
TOTAL LIABILITIES	5,900,160	5,516,594
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and 950,000 shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 87,156,979 and 19,812,298 shares issued and outstanding, respectively	87,157	19,812
Additional paid-in capital	4,152,082	3,727,183
Accumulated deficit	(2,361,317)	(3,125,692)
Total Stockholders' Equity	1,878,872	622,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,779,032	$6,138,847

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Statements of Operations

	For the Year Ended December 31,
	2013	2012
REVENUES	$4,095,907	$3,740,874
COST OF SALES	3,895,091	2,381,746
GROSS PROFIT	200,816	1,359,128
OPERATING EXPENSES
Salary and wage expense	422,609	549,884
Bad debt expense	406,211	64,737
Professional fees	142,620	192,913
Selling, general and administrative expenses	262,919	476,507
Total Operating Expenses	1,234,359	1,284,041
INCOME (LOSS) FROM OPERATIONS	(1,033,543)	75,087
OTHER INCOME (EXPENSES)
Gain on sale of property	—	9,182
Gain (loss)on derivative liability	52,100	(617,926)
Default penalty on convertible notes	(5,000)	(89,125)
Loss on impairment of inventory	(57,523)	—
Loss on conversion of debt	—	(703,634)
Other income	976	1,970
Gain on legal settlement	1,822,171	—
Interest expense	(14,806)	(443,456)
Total other income (expenses)	1,797,918	(1,842,989)
INCOME (LOSS) BEFORE TAXES	764,375	(1,767,902)
Provision for income taxes	—	—
NET INCOME (LOSS)	$764,375	$(1,767,902)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.26)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.26)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	70,410,482	6,711,240
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,360,482	6,771,240

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	—	$—	1,772,080	$1,772	$1,584,538	$(1,357,790)	$228,520

Issuance of common stock for cash	—	—	60,000	60	75,270	—	75,330

Issuance of common stock for debt conversion	—	—	17,980,218	17,980	1,296,291	—	1,314,271

Issuance of common stock for related party debt conversion			4,981,812	4,982	906,652		911,634

Issuance of preferred stock for services	950,000	950	—	—	67,450	—	68,400

Shares repurchased for note payable	—	—	(4,981,812)	(4,982)	(203,018)	—	(208,000)

Net loss for the year ended December 31, 2012	—	—	—	—	—	(1,767,902)	(1,767,902)

Balance at December 31, 2012	950,000	950	19,812,298	19,812	3,727,183	(3,125,692)	622,253

Issuance of common stock for debt conversion	—	—	67,344,681	67,345	424,899	—	492,244

Net Income for the period ended December 31, 2013	—	—	—	—	—	764,375	764,375

Balance at December 31, 2013	950,000	$950	87,156,979	$87,157	$4,152,082	$(2,361,317)	$1,878,872

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$764,375	$(1,767,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,872	36,421
Amortization of discount	—	406,964
(Gain) loss on re-measurement of derivative	(52,100)	617,926
Loss on conversion of debt		(703,634)
Gain on property	—	(9,182)
Bad debt expense	174,899	—
Loss on impairment of inventory	57,523	—
Penalty for default on convertible note	5,000	89,215
Stock based compensation	—	68,400
Changes in operating assets and liabilities:
Accounts receivable	(1,650,488)	(922,594)
Inventory	(79,070)	488,475
Prepaid expenses and other assets	(4,937)	7,963
Other receivables	—	1,700
Costs in excess of billings on uncompleted contracts	109,541	29,256
Other assets	9,500	15,457
Accounts payable and accrued expenses	1,755,876	(280,547)
Accrued warranty expenses	(4,514)	9,172
Factoring line	—	163,808
Customer deposits	(95,502)	(220,586)
Net Cash Provided by (Used in) Operating Activities	1,015,975	(562,420)
INVESTING ACTIVITIES:
Sale of property	—	121,393
Net Cash Provided By Investing Activities	—	121,393
FINANCING ACTIVITIES:
Proceeds from related party notes payable	160,000	71,308
Repayment of related party notes payable	(160,000)	(171,308)
Repayment of advances from contractor	(143,786)	247,175
Repayments of long term debt	—	(28,995)
Proceeds from convertible debt	—	78,500
Repayment of capital lease	(2,781)	(4,663)
Repayment of factoring line	—	(1,163,407)
Proceeds from factoring line	(571,508)	1,245,455
Proceeds from sale of common stock	—	75,330
Proceeds from notes payable	(14,875)	15,000
Net Cash Provided by (Used in) Financing Activities	(732,950)	364,395
NET INCREASE (DECREASE) IN CASH	283,025	(76,632)
CASH AT BEGINNING OF PERIOD	85,771	162,403
CASH AT END OF PERIOD	$368,796	$85,771
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$7,099	$10,665
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$—	$75,500
Repurchase of shares for note payable - related parties	$—	$(208,000)
Common stock issued for debt	$492,244	$1,314,271

The accompanying notes are an integral part of these financial statements.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2013 and has an accumulated deficit of $2,361,317 as of December 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating Segments

The Company operates in one operating segment.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses related to this concentration of risk. As of December 31, 2013, the Company had $118,796 in cash in bank deposits that exceeded the $250,000 federally insured limits.

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $272,686 and $116,752, as of December 31, 2013 and 2012, respectively.

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

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  As of December 31, 2013, the Company wrote off $57,523 which was recorded as a loss on impairment of inventory. The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2013 and 2012.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Raw materials	$244,460	$937
Work in Progress	1,326	11,790
Finished goods	134,369	345,881
	$380,155	$358,608

The Company revalued its inventory at the lower of cost or net realizable value as of December 31, 2013 and recorded impairment of inventory of $57,523.

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

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition. The estimated useful lives are as follows:

Useful Life
Automobile	5 Years
Furniture	7 Years
Software	3 Years
Office Equipment	5 Years
Machinery	5-7 Years

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2013 and 2012.

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

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The completion of a solar installation project ranges from six to eighteen months; therefore, the Company recognizes revenue from a system installation under the completed contract method of accounting, pursuant to ASC 605. Revenue from system installations and sales of solar panels is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The Company defines its services as having been substantially completed upon passing inspection by the Fire Department and obtaining the City’s Building Department’s approval after its final inspection of the installed system. Wholesale revenues are recognized pursuant to the same criteria; however, with wholesale arrangements the Company defines its delivery as having been completed at such time the customer takes possession of the Company’s product.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as direct labor, inbound freight costs and other material costs required to complete products and installation projects. For installation projects, the direct labor costs are recorded as work-in-progress inventory and other installation project costs incurred by the Company are recorded as costs in excess of billings on uncompleted contracts before the project’s revenue is recognized. When the Company uses contractors for installation projects, if the contractor provides progress billings to the Company, then those costs will be recorded as work-in-progress inventory. However, if the contractor doesn’t provide progress billings to the Company, then the Company will record the costs to cost of sales once the contractor bills the Company.

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

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $73,539 and $78,053 at December 31, 2013 and 2012, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $1,738 and $2,560 for the years ended December 31, 2013 and 2012, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $-0- and $-0- for the years ended December 31, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification of Financial Statement Accounts

Due to the accounts receivable on installation contracts are due in installments over terms from five to seven years, the accounts receivable amount as of December 31, 2013 and 2012 in the financial statements have been reclassified to current versus long-term amounts. The current accounts receivable amount totals $2,026,696 and $1,767,137 as of December 31, 2013 and 2012, respectively. The long-term accounts receivable amount totals $4,883,685 and $3,667,655 as of December 31, 2013 and 2012, respectively.

Basic and Diluted Earnings and Loss Per Common Share

Basic earnings per common share is computed by dividing the net earnings by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. These dilutive shares were included in the computation of diluted earnings per share. Accordingly, there were 950,000 such dilutive shares included as of December 31, 2013 and 35,814,313 such potentially dilutive shares excluded as of December 31, 2012.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2013 and 2012 the Company maintains a certificate of deposit in the amount of $25,000 and $25,000, respectively, with a financial institution.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2013 and 2012:

	2013	2012
Computer and equipment	$75,268	$57,706
Buildings		—
Furniture	16,655	16,655
Software	2,368	2,368
Vehicles	92,174	110,286
Gross Property and Equipment	186,465	187,015
Less: accumulated depreciation	(136,594)	(111,272)
Net Property and Equipment	$49,871	$75,743

Depreciation expense for the years ended December 31, 2013 and 2012 was $25,872 and $36,421, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company owed $100,000 for short-term related party loans with maturity dates of less than 1 year bearing an interest rate of 6.5%; per annum to its stockholders as of December 31, 2011, respectively. During the year ended December 31, 2012, the Company borrowed an additional $71,308 from two of the officers of the Company. These notes accrues interest at 6.5 % per annum, are unsecured and due on demand. On May 22, 2012 the holders converted $104,000 of their debt into 821,812 shares of common stock of the Company. The Company then immediately repurchased the shares as treasury stock and assumed the $104,000 notes from the related parties. On July 3, 2012 the Company cancelled the 821,812 shares of its treasury stock which bought back from the two officers of the Company. The Company recognized a loss of $183,634 from the May 22, 2012 conversion.

On July 20, 2012 the holders of the notes converted the $104,000 notes payable again for 4,160,000 shares of common stock. The Company recognized a loss from conversion in the amount of $520,000, totaling a loss of $703,634 for the year ended December 31, 2012 for related party debt conversions.

During the year ended December 31, 2012, the Company paid $171,308 in reduction of the notes, as a result, the related party loan payables were paid off as of December 31, 2012.

During the year ended December 31, 2013, the Company borrowed $160,000 from two officers of the Company. These notes accrue interest at 6.5 percent per annum, are unsecured and due on demand. The related party payables were repaid during May and June 2013.

The interest expense incurred on the related party payables was $3,384 and $5,422 , for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

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

As of December 31, 2013 and December 31, 2012, the Company has capitalized $29,696 and $139,237 of costs incurred in relation to installation projects.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 7 - NOTES PAYABLE

Notes payable outstanding as of December 31, 2013 and 2013 consisted of the following:

	2013	2012
Notes payable (1)
Current portion	$15,797	$14,847
Long-term portion	29,626	45,451
Total Notes Payable	$45,423	$60,298

(1) Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.00% as of December 31, 2013).

Future maturities of notes payable are as follows:

2014	$15,797
2015	16,777
2016	12,849

Total	$45,423

NOTE 8 - CAPITAL LEASE

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

Capital leases payable outstanding as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Forklift lease	$10,896	$13,677
Total Capital Leases	$10,896	$13,677

Future maturities of capital leases are as follows:

2014	3,342
2015	4,017
2016	3,537

Total minimum lease payments	10,896
Less executory costs	794
Net minimum lease payments	10,102
Less amount representing interest	3,093

Present value of minimum lease payments	$12,300

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 9 - DERIVATIVE LIABILITY

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  During the year ended December 31, 2013 the convertible debt was fully converted to common stock.

NOTE 10 - CONVERTIBLE DEBT

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. The Company defaulted on the note and as a result, the interest rate on the outstanding balance increased to 22% per annum and the Company incurred a default penalty in the amount of $144,125, however, the Company entered into an agreement with the lender to amend the note agreement to reduce the default penalty by $55,000 from $144,125 to $89,125. In addition the amendment adjusted the conversion factor from 61% to 50%. On September 14, 2012 the lender and the Company agreed to amend the agreement to extend the maturity date to December 6, 2013 and increase the outstanding balance of the note by $5,000 for legal fees. During the year ended December 31, 2013 the Company incurred a default penalty in the amount of $5,000. During the year ended December 31, 2013 the Company recorded $1,590 in interest expense on the note. As of June 30, 2012 the Company had amortized the entire $200,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 the Company issued 28,249,555 shares of common stock upon conversion of $72,836 of the note and accrued interest payable. As of December 31, 2013 and December 31, 2012 the outstanding note balance was $-0- and $66,186, respectively.

On February 22, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on August 24, 2013, is unsecured and bears an interest rate of 8%. During the year ended December 31, 2013 the Company issued 39,095,127 shares of common stock upon conversion of $62,729 of the note and accrued interest payable. As of December 31, 2013 and December 31, 2012 the outstanding note balance was $-0- and $56,500, respectively.

As of December 31, 2013 all of the convertible debts were fully converted into shares of the Company’s common stock and the Company recognized a gain on the derivative liability of $52,100.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 11 - FACTORING LINE PAYABLE

During the year ended December 31, 2013, the Company repaid its factoring provider in full including all fees and accrued interest.

NOTE 12 - COMMON STOCK

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

During the year ended December 31, 2013 the Company issued 67,344,681 shares of the Company’s common stock upon conversion of $127,686 of its debt plus $7,879 of accrued interest. The Company also recorded $424,899 to additional paid in capital as a result of the conversion of the debt.

NOTE 13 – PREFERRED STOCK

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

NOTE 14 - ADVANCES FROM CONTRACTORS

On August 14, 2012 the Company entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. During the year ended December 31, 2013 the Company made payments of $143,786  on these advances. The outstanding balance of the advances at December 31, 2013 and 2012 was $103,389 and $247,175.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 15 - INCOME TAXES

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012. The components of income tax expense are as follows:

	2013	2012
Operating loss carry forwards	$802,848	$1,064,359
Gain on derivative liability	(117,486)	(135,200
Amortization of discount	(147,164)	(138,368
Loss on debt conversion	(239,236)	(239,236
Valuation allowance	(298,952)	(551,555)
	$—	$—

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $802,848 and $1,064,359 as of December 31, 2013 and 2012, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Federal statutory rate (34%)	$(259,888)	$(601,087)
Non-deductible expenses	8,918	587,698)
State tax benefit, net of federal tax effect	—	—
Change in valuation allowance	250,970	13,389
Provision for income taxes	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2013 and December 31, 2012

NOTE 16 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from three and one manufacturer(s) during the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, these vendors accounted for approximately 90% and 47%, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2013 and 2012, three and two customers, respectively, represented more than 10% of the Company’s sales. This translates to approximately 86% and 64%, respectively, of the Company's annual net revenues.

NOTE 17 – SIGNIFICANT EVENTS

The Company and Canadian Solar, Inc. (CSI) resolved and settled by the agreement dated September 8, 2013 by which CSI agreed not to enforce any claims in the amount of approximately $1,862,671 owed by the Company to CSI.  In return, the Company agreed to dismiss the lawsuit brought against CSI. Accordingly, the Company recognized a gain on the settlement of litigation in the amount of $1,822,170 during the year ended December 31, 2013.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Office Lease - The Company leases an office under an operating lease that expires on November 30, 2014.  Total rent expense amounted to $36,929 and $38,049 for the fiscal years ended December 31, 2013 and 2012, respectively.

Minimum base lease payments required to be made during 2014 total $32,296.

Legal Proceedings

The Company filed a contractual fraud case against one of its commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action such as breach of contract, common counts and fraudulent transfer. The reliefs claimed by the Company mainly are monetary damages and interest including punitive dames, costs of suits for no less than 1.2 million. As a result of the filing by the Company, All Fortune filed a lawsuit against the Company for causes of action which are breach of contract, negligent misrepresentation, intentional misrepresentation and fraud in All Fortune’s compliant. The reliefs claimed by All Fortune are mainly monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because the Company doesn't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of December 31, 2013.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

The company has signed an agreement with an installation customer for a contract price of approximately $2.5 million in March 2014.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 10, 2013.

Name	Age	Office(s) held
Zhijian (James) Zhang	47	President, CEO, Director
Mandy Chung	45	Chief Financial Officer, Secretary, Treasurer
Hangbo (Henry) Yu	60	General Manager, Director
Fang Xu	48	Chief Technology Officer
Shirley Liao	45	Director of Administration

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

Code of Ethics

As of December 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2013 2012	74,400 104,308	-0	12,600	-0	-0	-0	-0	74,400 116,908
Mandy Chung, CFO, Secretary, and Treasurer	2013 2012	48,000 52,154	-0	5,400	-0	-0	-0	-0	48,000 57,554
Hangbo (Henry) Yu, General Manager and Director	2013 2012	72,000 98,685	-0	10,800	-0	-0	-0	-0	72,000 109,485
Fang Xu, CTO	2013 2012	0 1,038	-0	-0	-0	-0	-0	-0	0 1,038
Shirley Liao, Director of Administration	2013 2012	54,100 66,346	-0	3,150	-0	-0	-0	-0	54,100 69,496

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

During the year ended December 31, 2013, we approved an incentive issuance of Class A Convertible Preferred Stock to our executives and certain key employees. Restricted Stock Award agreements were signed with each person issued Class A Convertible Preferred Stock. Ownership of these shares will fully vest in two years from the date of issue, and they are generally subject to forfeiture in the event the holder leaves the company prior to the vesting date. Each share of Class A Convertible Preferred Stock is convertible at the option of the holder into one (1) share of our common stock. In addition, holders of Class A Convertible Preferred Stock are entitled to cast 100 votes for each share held on all matters submitted to a vote of the holders of our common stock. The goals of the incentive issuances of Class A Convertible Preferred Stock to our executives in 2012 were (i) to provide a continuing incentive for such executives to remain with the company, and (ii) to give our management and key employees a greater voice in the governance of the corporation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	280,000	-5,600	-	-
Mandy Chung, CFO, Secretary, and Treasurer	-	-	-	-	-	120,000	-2,400	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	240,000	-4,800	-	-
Fang Xu, CTO	-	-	-	-	-	-	-	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	70,000	-1,400	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 87,156,979 shares common stock issued and outstanding as of April 7, 2014 and 950,000 shares of Class A Convertible Preferred Stock issued and outstanding as of April 7, 2014.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	441,152 shares(2)	0.51%
Common Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	367,118 shares(3)	0.42%

Common Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	87,948 shares(4)	0.10%
Common Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	133,799 shares(5)	0.15%
Common Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	256 shares	--
Common Stock Total of All Current Directors and Officers:		1,030,273	1.18%

Class A Convertible Preferred Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	280,000 shares	29.47%
Class A Convertible Preferred Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	240,000 shares	25.26%
Class A Convertible Preferred Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	70,000 shares	7.37%
Class A Convertible Preferred Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	120,000 shares	12.63%
Class A Convertible Preferred Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	0 shares	--
Class A Convertible Preferred Stock Total of All Current Directors and Officers:		710,000 shares	74.73%

More than 5% Beneficial Owners
Common Stock	None
Class A Convertible Preferred Stock	Anyork Lee 1050 Yorba Linda Rd. Placentia, CA 92870	100,000	10.52%
Class A Convertible Preferred Stock	William Hsien	70,000	7.37%
Class A Convertible Preferred Stock	Mehmet Cercioglu	70,000	7.37%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	Includes 160,152 shares of common stock and 280,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 280,000 shares of common stock.
(3)	Includes 127,118 shares of common stock and 240,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 240,000 shares of common stock.
(4)	Includes 17,948 shares of common stock and 70,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 70,000 shares of common stock.
(5)	Includes 13,799 shares of common stock and 120,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 120,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.                   On December 21, 2011, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. This note was converted to buy 410,906 shares of common stock on May 25, 2012.

2.                   On December 21, 2011, we borrowed the sum of $50,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. This note was converted to buy 410,906 shares of common stock on May 25, 2012

3.                   On February 24, 2012, we borrowed the sum of $21,307.90 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. The sum of $19,307.90 repaid on September 24, 2012. The remaining $2,000 was converted to common stock.

4.                   On April 16, 2012, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan was due within a year and bore interest at a rate of 6.50% per year. The sum of $48,000 was repaid on May 25, 2012, with the remaining balance added to another note.

5.                   On January 24, 2013, we borrowed the sum of $90,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan was repaid in 2013.

6.                   On February 20, 2013, we borrowed the sum of $20,000 from Hangbo (Henry) Yu, our General Manager, under the terms of a Private Loan Agreement. The loan was repaid in 2013.

7.                   On April 4, 2013, we borrowed the sum of $50,000 from James Zhang, our President, under the terms of a Private Loan Agreement. The loan was repaid in 2013.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2013	$50,000	$0	$0	$0
December 31, 2012	$33,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designation for Class A Convertible Preferred Stock(4)
3.3	Certificate of Amendment to Articles of Incorporation(4)
3.4	Bylaws (1)
10.1	Premises Lease (2)
10.2	First Amendment to Premises Lease(3)
10.3	Second Amendment to Premises Lease(5)
10.4	Distribution Contract – TianWei SolarFilms Co. (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011.
(2)	Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011.
(3)	Incorporated by reference to Current Report on Form 10-K filed on April 16, 2012.
(4)	Incorporated by reference to Current Report on Form 8-K filed on September 5, 2012.
(5)	Incorporated by reference to Annual Report on Form 10-K filed on April 16, 2013.
**	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
April 14, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ James Zhang
James Zhang President, Chief Executive Officer, and Director
April 14, 2014

By:	/s/ Mandy Chung
Mandy Chung Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer
April 14, 2014

By:	/s/ Hangbo (Henry) Yu
Hangbo (Henry) Yu General Manager, Director
April 14, 2014

