Form 10-Q
period 2014-03-31
SUNVALLEY SOLAR, INC.
filed 2014-05-15
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,156,979 common shares as of May 13, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,837	$368,796
Resticted cash	25,000	25,000
Accounts receivable, net	1,511,782	2,026,696
Inventory	500,107	380,155
Costs in excess of billings on uncompleted contracts	54,064	29,696
Prepaid expenses and other current assets	20,949	11,263
Total current assets	2,290,739	2,841,606
PROPERTY AND EQUIPMENT, NET	44,048	49,871
OTHER ASSETS
Long-term accounts receivable, net	5,261,497	4,883,685
Other assets	3,870	3,870
Total other assets	5,265,367	4,887,555
TOTAL ASSETS	$7,600,154	$7,779,032
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,394,773	$5,573,200
Customer deposits	313,296	93,713
Accrued warranty	72,395	73,539
Advances from contractors	103,389	103,389
Current portion of long-term debt	16,025	15,797
Current portion of capital lease	3,499	3,342
Total current liabilities	5,903,377	5,862,980
LONG-TERM LIABILITIES
Capital leases	6,618	7,554
Notes payable	25,546	29,626
Total long-term liabilities	32,164	37,180
TOTAL LIABILITIES	5,935,541	5,900,160
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and 950,000 shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 87,156,979 and 87,156,979 shares issued and outstanding, respectively	87,157	87,157
Additional paid-in capital	4,152,082	4,152,082
Accumulated deficit	(2,575,576)	(2,361,317)
Total Stockholders' Equity	1,664,613	1,878,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,600,154	$7,779,032

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
REVENUES	$2,048	$12,656
COST OF SALES	1,863	28,675
GROSS PROFIT	185	(16,019)
OPERATING EXPENSES
Salary and wage expense	100,397	101,687
Impairment of inventory	—	57,523
Professional fees	37,734	46,017
Selling, general and administrative expenses	75,250	106,160
Total Operating Expenses	213,381	311,387
LOSS FROM OPERATIONS	(213,196)	(327,406)
OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	—	(53,262)
Default penalty on convertible notes	—	(5,000)
Other income	132	58
Interest expense	(1,195)	(3,538)
Total other income (expenses)	(1,063)	(61,742)
LOSS BEFORE TAXES	(214,259)	(389,148)
Provision for income taxes	—	—
NET LOSS	$(214,259)	$(389,148)
BASIC LOSS PER SHARE	$(0.00)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,156,979	32,219,714

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(214,259)	$(389,148)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	5,823	7,505
(Gain) loss on re-measurement of derivative	—	53,262
Bad debt expense	—	5,000
Loss on impairment of inventory	—	57,523
Penalty for default on convertible note	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	137,102	200,706
Inventory	(119,952)	27,103
Prepaid expenses and other assets	(9,686)	1,217
Costs in excess of billings on uncompleted contracts	(24,368)	(2,960)
Accounts payable and accrued expenses	(178,427)	(177,513)
Accrued warranty expenses	(1,144)	(1,091)
Factoring line	—	50,885
Customer deposits	219,583	—
Net Cash Provided by (Used in) Operating Activities	(185,328)	(162,511)
INVESTING ACTIVITIES:
Purchase of property and equipment	—	—
Net Cash Provided By Investing Activities	—	—
FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	110,000
Repayments of long term debt	(3,852)	(3,667)
Repayment of capital lease	(779)	(648)
Net Cash Provided by (Used in) Financing Activities	(4,631)	105,685
NET INCREASE (DECREASE) IN CASH	(189,959)	(56,826)
CASH AT BEGINNING OF PERIOD	368,796	85,771
CASH AT END OF PERIOD	$178,837	$28,945
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$1,195	$1,274
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

March 31, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Raw materials	$352,653	$244,460
Work in Progress	20,808	1,326
Finished goods	126,646	134,369
	$500,107	$380,155

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 950,000 and 950,000 such potentially dilutive shares excluded as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company has capitalized $54,064 and $29,696 of costs incurred in relation to installation projects.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial buy-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of March 31, 2014, the Company recognizes the current and long-term lease liability of $3,499 and $6,618, respectively. As of December 31, 2013, the Company has recorded the current and long-term lease liability of $3,342 and $7,554, respectively. Thus, the Company has $10,117 in remaining lease obligation as of March 31, 2014.

NOTE 6– PREFERRED STOCK

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

NOTE 6– PREFERRED STOCK (Continued)

Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 1 for 1 basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible.

NOTE 7– SUBSEQUENT EVENTS

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

Results of Operations for the three months ended March 31, 2014 and 2013

During the three months ended March 31, 2014, we generated gross revenues of $2,048. Total cost of sales was $1,863, resulting in gross profit of $185. Total operating expenses were $213,381, and consisted of salary and wage expenses of $100,397, selling, general and administrative expenses of $72,250, and professional fees of $37,374. We experienced interest expense of $1,195 and other income of $132. Our net loss for the three months ended March 31, 2014 was therefore $214,259.

By comparison, during the three months ended March 31, 2013, we generated gross revenues of $12,656. Total cost of sales was $28,675, resulting in gross loss of $16,019. Total operating expenses were $311,387, and consisted of salary and wage expenses of $101,687, selling, general and administrative expenses of $106,160, professional fees of $46,017, and an impairment of inventory in amount of $57,523. We experienced interest expense of $3,358, other income of $58, a loss on derivative liability in the amount of $53,602, and a default penalty on convertible notes of $5,000. Our net loss for the three months ended March 31, 2013 was therefore $389,148.

We did not have significant gross revenues during the three months ended March 31, 2014 and 2013. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for the projects which were in progress are therefore be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We are currently working on one major installation project with a contract price of $900,000. This contract is expected to be substantially completed by the second quarter of 2014. In addition, we have signed an agreement with an installation customer for a contract price of approximately $2.5 million.

The operating expenses decreased in the first quarter of 2014 were mainly due to the factoring fee of $50,885 and the impairment of inventory of $57,523 only incurred during the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had current assets in the amount of $2,290,739, consisting of cash in the amount of $178,837, accounts receivable of $1,511,782, inventory in the amount of $500,107, costs in excess of billings on uncompleted contracts of $54,064, prepaid expenses and other current assets of $20,949 and restricted cash of $25,000. As of March 31, 2014, we had current liabilities in the amount of $5,903,377. These consisted of accounts payable and accrued expenses in the amount of $5,394,773, customer deposits of $313,296, accrued warranty of $72,395, advances from contractors of $103,389, the current portion of long term debt in the amount of $16,025, and the current portion of a capital lease in the amount of $3,499. Our working capital deficit as of March 31, 2014 was therefore $3,612,638.

As of March 31, 2014, our long-term liabilities were $32,164, which consisted of a loan owing to East West Bank with a long term portion of $25,546 and the remaining long term obligations of a capital lease in the amount of $6,618. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $2,575,576 as of March 31, 2014. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are a party to the following material pending legal proceedings:

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of March 31, 2014.

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

Sunvalley Solar, Inc.

Date:	May 15, 2014

By: /s/ Zhijian James Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 15, 2014

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

