Form 10-Q
period 2014-06-30
SUNVALLEY SOLAR, INC.
filed 2014-08-14
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,156,979 common shares as of August 14, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited);
F-3	Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,598	$368,796
Resticted cash	25,000	25,000
Accounts receivable, net	991,500	2,026,696
Inventory	520,521	380,155
Costs in excess of billings on uncompleted contracts	114,316	29,696
Prepaid expenses and other current assets	359,307	11,263
Total current assets	2,379,242	2,841,606
PROPERTY AND EQUIPMENT, NET	38,243	49,871
OTHER ASSETS
Long-term accounts receivable, net	5,048,139	4,883,685
Other assets	3,870	3,870
Total other assets	5,052,009	4,887,555
Total assets	$7,469,494	$7,779,032
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,908,821	$5,573,200
Customer deposits	949,950	93,713
Accrued warranty	69,652	73,539
Advances from contractors	103,389	103,389
Current portion of long-term debt	16,283	15,797
Current portion of capital lease	3,664	3,342
Total current liabilities	6,051,759	5,862,980
LONG-TERM LIABILITIES
Capital leases	5,638	7,554
Notes payable	21,380	29,626
Total long-term liabilities	27,018	37,180
Total liabilities	6,078,777	5,900,160
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and 950,000 shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 87,156,979 and 87,156,979 shares issued and outstanding, respectively	87,157	87,157
Additional paid-in capital	4,152,082	4,152,082
Accumulated deficit	(2,849,472)	(2,361,317)
Total Stockholders' Equity	1,390,717	1,878,872
Total liabilities and stockholders' equity	$7,469,494	$7,779,032

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.
Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES	$17,580	$516,228	$19,628	$528,884
COST OF SALES	7,972	561,002	9,835	589,677
GROSS PROFIT	9,608	(44,774)	9,793	(60,793)
OPERATING EXPENSES
Salary and wage expense	128,864	107,083	229,261	208,770
Bad debt expense	50,000	—	50,000	10,000
Impairment of Inventory				57,523
Professional fees	41,276	93,721	79,010	139,738
Selling, general and administrative expenses	62,372	11,416	137,622	107,576
Total Operating Expenses	282,512	212,220	495,893	523,607
LOSS FROM OPERATIONS	(272,904)	(256,994)	(486,100)	(584,400)
OTHER INCOME (EXPENSES)
Gain on derivative liability	—	105,362	—	52,100
Default penalty on convertible notes	—	—	—	(5,000)
Other income	597	100	729	158
Interest expense	(1,589)	(5,499)	(2,784)	(9,037)
Total other income (expenses)	(992)	99,963	(2,055)	38,221
LOSS BEFORE TAXES	(273,896)	(157,031)	(488,155)	(546,179)
Provision for income taxes	—	—	—	—
NET LOSS	$(273,896)	$(157,031)	$(488,155)	$(546,179)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,156,979	37,752,149	87,156,979	53,683,008

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(488,155)	$(546,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,628	14,032
(Gain) loss on re-measurement of derivative	—	(52,100)
Bad debt expense	50,000	10,000
Loss on impairment of inventory	—	57,523
Penalty for default on convertible note	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	820,742	950,770
Inventory	(140,366)	57,093
Prepaid expenses and other assets	(348,044)	1,825
Other receivables	—	(1,219)
Costs in excess of billings on uncompleted contracts	(84,620)	24,450
Accounts payable and accrued expenses	(664,379)	309,016
Accrued warranty expenses	(3,887)	(1,987)
Customer deposits	856,237	77,629
Net Cash Provided by Operating Activities	9,156	905,853
INVESTING ACTIVITIES:
Net Cash Provided By Investing Activities	—	—
FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	160,000
Repayment of related party notes payable	—	(160,000)
Repayment of advances from contractor	—	(89,855)
Repayments of long term debt	(7,760)	(7,331)
Repayment of capital lease	(1,594)	(1,326)
Repayment of factoring line	—	(571,508)
Net Cash Used in Financing Activities	(9,354)	(670,020)
NET INCREASE (DECREASE) IN CASH	(198)	235,833
CASH AT BEGINNING OF PERIOD	368,796	85,771
CASH AT END OF PERIOD	$368,598	$321,604
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$2,784	$5,731
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$—	$492,244

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Raw materials	$370,261	$244,460
Work in Progress	26,242	1,326
Finished goods	124,018	134,369
	$520,521	$380,155

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 950,000 and 950,000 such potentially dilutive shares excluded as of June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company has capitalized $114,316 and $29,696 of costs incurred in relation to installation projects.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of June 30, 2014, the Company recognizes the current and long-term lease liability of $3,664 and $5,638, respectively. As of December 31, 2013, the Company has recorded the current and long-term lease liability of $3,342 and $7,554, respectively. Thus, the Company has $9,300 in remaining lease obligation as of June 30, 2014.

NOTE 6– SUBSEQUENT EVENTS

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

•	Penetrate into the mainstream distribution network

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

 Results of Operations for the three and six months ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we generated gross revenues of $17,580. Total cost of sales was $7,972, resulting in gross profit of $9,608. Total operating expenses were $282,512, and consisted of salary and wage expenses of $128,864, selling, general and administrative expenses of $63,372, professional fees of $41,276, and bad debt expense of $50,000. We experienced interest expense of $1,589 and other income of $597. Our net loss for the three months ended June 30, 2014 was therefore $273,896.

By comparison, during the three months ended June 30, 2013, we generated gross revenues of $516,228. Total cost of sales was $561,002, resulting in gross loss of $44,774. Total operating expenses were $212,220, and consisted of salary and wage expenses of $107,083, selling, general and administrative expenses of $11,416, and professional fees of $93,721. We experienced interest expense of $5,499, other income of $100, and a gain on derivative liability in the amount of $105,362. Our net loss for the three months ended June 30, 2013 was therefore $157,031.

During the six months ended June 30, 2014, we generated gross revenues of $19,628. Total cost of sales was $9,835, resulting in gross profit of $9,793. Total operating expenses were $495,893, and consisted of salary and wage expenses of $229,261, selling, general and administrative expenses of $137,622, bad debt expense of $50,000, and professional fees of $79,010. We experienced interest expense of $2,784, and other income of $729. Our net loss for the six months ended June 30, 2014 was therefore $488,155.

By comparison, during the six months ended June 30, 2013, we generated gross revenues of $528,884. Total cost of sales was $589,677, resulting in gross loss of $60,793. Total operating expenses were $523,607, and consisted of salary and wage expenses of $208,770, selling, general and administrative expenses of $107,576, bad debt expense of $10,000, impairment of inventory of $57,523, and professional fees of $139,738. We experienced interest expense of $9,037, other income of $158, a default penalty on convertible notes of $5,000, and a gain of $52,100 due to the change in value of a derivative liability. Our net loss for the six months ended June 30, 2013 was therefore $546,179.

Our gross revenues decreased during the three and six months ended June 30, 2014 compared to the same periods last year due to the varying implementation periods and completion dates of our various larger projects. Our total operating expenses decreased during the three and six months ended June 30, 2014 compared to the same periods last year due to decreased inventory impairment and professional fees and increased bad debt, payroll and insurance expenses.

We are currently working on certain major installation projects with a total contract amount of approximately $8 million dollars. One contract in the amount of $900,000 is expected to be substantially completed by the third quarter of 2014. The rest of the projects, in the amount of approximately $7.1 million dollars, are expected to be substantially completed by the fourth quarter of 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had current assets in the amount of $2,379,242, consisting of cash in the amount of $368,598, accounts receivable of $991,500, inventory in the amount of $520,521, costs in excess of billings on uncompleted contracts of $114,316, prepaid expenses and other current assets of $359,307 and restricted cash of $25,000. As of June 30, 2014, we had current liabilities in the amount of $6,051,759. These consisted of accounts payable and accrued expenses in the amount of $4,908,821, customer deposits of $949,950, accrued warranty of $69,652, advances from contractors of $103,389, the current portion of long term debt in the amount of $16,283, and the current portion of a capital lease in the amount of $3,664. Our working capital deficit as of June 30, 2014 was therefore $3,672,517.

Our net accounts receivable decreased by $1,035,196 as of  June 30, 2014 compared to December 31, 2013 primarily due to the receipt of customers’ regular monthly payments, utilities rebates and cash grant awards for certain commercial customers during the first six months in 2014. In addition, costs in excess of billings increased $88,652 from December 31, 2013 to June 30, 2014 due to the costs worked on several large installation projects which have been capitalized due to the completion accounting method. The prepaid expenses and other current assets increased by $347,883 from last year mostly due to the advanced deposits we made to our vendor for purchasing materials for certain work-in-progress projects.

The company’s accounts payable and accrued expenses reduced by $664,380 for the six months ended June 30, 2014 mostly due to payments paid to our vendor after we received approximately half million dollars of cash grant awards from our customers. In addition, our customers’ deposits increased by $856,237 due to the receipts of certain customers’ prepayments for their installation projects.

As of June 30, 2014, our long-term liabilities were $27,018, which consisted of a loan owing to East West Bank with a long term portion of $21,380 and the remaining long term obligations of a capital lease in the amount of $5,638. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $2,849,472 as of June 30, 2014. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are a party to the following material pending legal proceedings:

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of June 30, 2014.

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

Sunvalley Solar, Inc.

Date:	August 14, 2014

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	August 14, 2014

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

