Form 10-Q
period 2014-09-30
SUNVALLEY SOLAR, INC.
filed 2014-11-14
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,156,979 common shares as of November 12, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

SUNVALLEY SOLAR, INC.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$523,519	$368,796
Restricted cash	25,000	25,000
Accounts receivable, net	1,128,335	2,026,696
Inventory	1,706,190	380,155
Costs in excess of billings on uncompleted contracts	268,274	29,696
Prepaid expenses and other current assets	85,888	11,263
Total current assets	3,737,206	2,841,606
PROPERTY AND EQUIPMENT, NET	32,600	49,871
OTHER ASSETS
Long-term accounts receivable, net	5,297,048	4,883,685
Other assets	3,870	3,870
Total other assets	5,300,918	4,887,555
TOTAL ASSETS	$9,070,724	$7,779,032
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,041,843	$5,573,200
Customer deposits	2,358,315	93,713
Accrued warranty	73,164	73,539
Advances from contractors	103,389	103,389
Current portion of long-term debt	16,527	15,797
Current portion of capital lease	3,837	3,342
Total current liabilities	7,597,075	5,862,980
LONG-TERM LIABILITIES
Capital leases	4,611	7,554
Notes payable	17,178	29,626
Total long-term liabilities	21,789	37,180
TOTAL LIABILITIES	$7,618,864	$5,900,160
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized, 950,000 and 950,000 shares issued and outstanding, respectively	950	950
Common stock, $0.001 par value, 90,000,000 shares authorized, 87,156,979 and 87,156,979 shares issued and outstanding, respectively	87,157	87,157
Additional paid-in capital	4,152,082	4,152,082
Accumulated deficit	(2,788,329)	(2,361,317)
Total Stockholders' Equity	1,451,860	1,878,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,070,724	$7,779,032

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES	$882,160	$1,764,722	$901,788	$2,293,606
COST OF SALES	513,767	1,669,695	523,602	2,316,895
GROSS PROFIT	368,393	95,027	378,186	(23,289)
OPERATING EXPENSES
Salary and wage expense	128,283	102,971	357,544	311,741
Bad debt expense	49,620	—	99,620	—
Professional fees	28,910	8,167	107,920	147,905
Selling, general and administrative expenses	100,496	308,323	238,118	425,899
Total Operating Expenses	307,309	419,461	803,202	885,545
INCOME (LOSS) FROM OPERATIONS	61,084	(324,434)	(425,016)	(908,834)
OTHER INCOME (EXPENSES)
Gain on derivative liability	—	—	—	52,100
Default penalty on convertible notes	—	—	—	(5,000)
Gain on settlement of litigation	—	1,837,178	—	1,837,178
Other income	1,035	475	1,764	633
Interest expense	(976)	(1,368)	(3,760)	(10,405)
Total other income (expenses)	59	1,836,285	(1,996)	1,874,506
INCOME (LOSS) BEFORE TAXES	61,143	1,511,851	(427,012)	965,672
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$61,143	$1,511,851	$(427,012)	$965,672
BASIC INCOME (LOSS) PER SHARE	$0.00	$0.05	$(0.00)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.05	$(0.00)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,156,979	29,479,567	87,156,979	65,005,087
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,106,979	30,429,567	87,156,979	65,955,087

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(427,012)	$965,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,271	19,994
(Gain) loss on re-measurement of derivative	—	(52,100)
Gain on conversion of debt	—	—
Bad debt expense	100,000	225,650
Loss on impairment of inventory	—	57,523
Penalty for default on convertible note	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	384,998	(576,497)
Inventory	(1,326,035)	67,828
Prepaid expenses and other assets	(74,625)	(6,450)
Other assets	—	2,000
Costs in excess of billings on uncompleted contracts	(238,578)	92,430
Accounts payable and accrued expenses	(531,357)	40,309
Accrued warranty expenses	(375)	(4,469)
Customer deposits	2,264,602	84,208
Net Cash Provided by Operating Activities	168,889	921,098
INVESTING ACTIVITIES:
Purchase of property and equipment	—	—
Net Cash Provided By Investing Activities	—	—
FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	160,000
Repayment of related party notes payable	—	(160,000)
Repayment of advances from contractor	—	(129,402)
Repayments of long term debt	(11,718)	(11,067)
Repayment of capital lease	(2,448)	(2,037)
Repayment of factoring line	—	(571,508)
Net Cash Used in Financing Activities	(14,166)	(714,014)
NET INCREASE IN CASH	154,723	207,084
CASH AT BEGINNING OF PERIOD	368,796	85,771
CASH AT END OF PERIOD	$523,519	$292,855
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$3,760	$7,099
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$—	$492,244

The accompanying notes are an integral part of these condensed financial statements.

SUNVALLEY SOLAR, INC.

Notes to Condensed Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Raw materials	$1,306,866	$244,460
Work in Progress	1,586	1,326
Finished goods	397,738	134,369
	$1,706,190	$380,155

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic income (loss) per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 950,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 950,000 such potentially dilutive shares included as of September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the Company has capitalized $268,274 and $29,696 of costs incurred in relation to installation projects.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.   The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of September 30, 2014, the Company recognizes the current and long-term lease liability of $3,837 and $4,611, respectively. As of December 31, 2013, the Company has recorded the current and long-term lease liability of $3,342 and $7,554, respectively. Thus, the Company has $8,448 in remaining lease obligation as of September 30, 2014.

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

During the year ended December 31, 2012, the Board of Directors approved the incentive issuance of 950,000 shares of the Company’s Class A Convertible Preferred shares to its executives and key employees and Restricted Stock Award Agreements were signed with such individuals for their shares will vest in full after two years from the date of grant with curtain restrictions.  The issuance of such preferred shares were valued as stock-based compensation of $68,400 based on the fair market value of the Company’s common stock on August 28, 2012. The preferred shares vested with full rights to the shareholders on August 28, 2014.

NOTE 7– SUBSEQUENT EVENTS

On October 10, 2014, the Board of Directors of the Company approved conditional common stock repurchases from certain officers, directors and/or employees of the Company named below at $8 per common share:

Name	Number of Shares	Cash Repurchase Price
Zhijian Zhang	46,200	$369,600
Hangbo Yu	41,200	$329,600
Waiman Mandy Chung	6,250	$50,000
Shirley Liao	5,000	$40,000
Anyork Lee	1,900	$15,200
Thomas L Louie	1,250	$10,000
Dan Shi	2,556	$20,448

The Company’s repurchase of the shares described above is conditioned upon the following events: (a) the completion of an acquisition of, or merger with, another company that is approved by the Company’s Board of Directors (the “Future Business Transaction”); and (b) the completion by the Company of at least $900,000 in funding on terms which will have been approved by the Company’s Board of Directors.

The Company has or will enter into a Stock Purchase Agreement with each selling shareholder consistent with the terms described above. Payments for these shares will be made within two (2) months after the Future Business Transaction is completed and the funding has been received in the Company’s bank account, provided that the Future Business Transaction and the funding is received by the Company on or before September 1, 2015. If the Future Business Transaction is not completed and the transaction funding is not in the Company’s account on or before September 1st, 2015, the stock buy back may be terminated by Board of Directors, in its sole discretion, and the common stock shares will not be purchased from the employees named above.

The stock repurchase transactions are at a per share price which is substantially higher than the existing market price for the Company’s shares of common stock.  The transactions are intended to provide an incentive to the Company’s executives and key employees for their loyalty and long term employment. None of the conditions discussed above have been met through the current filing date.

NOTE 7– SUBSEQUENT EVENTS (Continued)

Effective October 10, 2014, the Board of Directors approved the issuance of 50,000 shares of Class A Convertible Preferred Stock to Zhijian Zhang at the price of $0.02 per share cash for total consideration of $1,000.  No underwriting discounts or commissions were paid.  The shares were issued to Mr. Zhang on October 10, 2014.

The shares of Class A Convertible Preferred Stock are convertible into shares of the Company’s Common Stock on a 1 for 1 share basis.

Effective October 10, 2014, Robert Dyskant was appointed as a director of the Company to serve until the next Annual Meeting of Shareholders and until his successor is elected and qualifies.  All directors of the Company hold office for one year terms until the election and qualification of their successors. The Company will compensate its independent director no more than $300 for each Board of Directors meeting which he attends.

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

Once name solar panels become well known, our sales team will begin an aggressive marketing campaign to connect the individual sales points (distributors and venders) to form a distribution network. The marketing campaigns will also include attending trade shows, advertising in the media (TV commercials and newspaper advertisement) and designating local representatives to boost the market share and brand awareness.

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

Results of Operations for the three and nine months ended September 30, 2014 and 2013

During the three months ended September 30, 2014, we generated gross revenues of $882,160. Total cost of sales was $513,767, resulting in gross profit of $368,393. Total operating expenses were $307,309, and consisted of salary and wage expenses of $128,283, selling, general and administrative expenses of $100,496, professional fees of $28,910, and bad debt expense of $49,620. We experienced interest expense of $976 and other income of $1,035. Our net income for the three months ended September 30, 2014 was therefore $61,143.

By comparison, during the three months ended September 30, 2013, we generated gross revenues of $1,764,722. Total cost of sales was $1,669,695, resulting in gross profit of $95,027. Total operating expenses were $419,461, and consisted of salary and wage expenses of $102,971, selling, general and administrative expenses of $308,323, and professional fees of $8,167. We experienced interest expense of $1,368, other income of $475, and a gain on settlement of litigation in the amount of $1,837,178. Our net income for the three months ended September 30, 2013 was therefore $1,511,851.

During the nine months ended September 30, 2014, we generated gross revenues of $901,788. Total cost of sales was $523,602, resulting in gross profit of $378,186. Total operating expenses were $803,202, and consisted of salary and wage expenses of $357,544, selling, general and administrative expenses of $238,118, bad debt expense of $99,620, and professional fees of $107,920. We experienced interest expense of $3,760, and other income of $1,764. Our net loss for the nine months ended September 30, 2014 was therefore $427,012.

By comparison, during the nine months ended September 30, 2013, we generated gross revenues of $2,293,606. Total cost of sales was $2,316,895, resulting in gross loss of $23,289. Total operating expenses were $885,545, and consisted of salary and wage expenses of $311,741, selling, general and administrative expenses of $425,899, and professional fees of $147,905. We experienced interest expense of $10,405, other income of $633, a default penalty on convertible notes of $5,000, a gain of $52,100 due to the change in value of a derivative liability, and a gain on settlement of litigation in the amount of $1,837,178. Our net profit for the nine months ended September 30, 2013 was therefore $965,672.

Our gross revenues decreased during the three and nine months ended September 30, 2014 compared to the same periods last year due to the varying implementation periods and completion dates of our various larger projects. Our total operating expenses decreased during the three and nine months ended September 30, 2014 compared to the same periods last year due to decreased inventory impairment and professional fees and increased bad debt, payroll and insurance expenses.

We are currently working on certain major installation projects with a total contract amount of approximately $8 million dollars. A few contracts totaled approximately $3.3 million dollars are expected to be substantially completed by the fourth quarter of 2014. The rest of the projects, in the amount of approximately $4.7 million dollars, are expected to be substantially completed by the first half of 2015..

Liquidity and Capital Resources

As of September 30, 2014, we had current assets in the amount of $3,737,206, consisting of cash in the amount of $523,519, accounts net, short term receivable of $1,128,335, inventory in the amount of $1,706,190, costs in excess of billings on uncompleted contracts of $268,274, prepaid expenses and other current assets of $85,888 and restricted cash of $25,000. As of September 30, 2014, we had current liabilities in the amount of $7,597,075. These consisted of accounts payable and accrued expenses in the amount of $5,041,843, customer deposits of $2,358,315, accrued warranty of $73,164, advances from contractors of $103,389, the current portion of long term debt in the amount of $16,527, and the current portion of a capital lease in the amount of $3,837. Our working capital deficit as of September 30, 2014 was therefore $3,859,869.

Our net accounts receivable decreased by $798,362 as of September 30, 2014 compared to December 31, 2013 primarily due to the receipt of customers' regular monthly payments, utilities rebates and cash grant awards for certain commercial customers during the first nine months in 2014. In addition, costs in excess of billings increased $238,578 from December 31, 2013 to September 30, 2014 due to the costs worked on several large installation projects which have been capitalized due to the completion accounting method. The prepaid expenses and other current assets increased by $74,625 from last year mostly due to the advanced deposits we made to our vendor for purchasing materials for certain work-in-progress projects.

The company's accounts payable and accrued expenses reduced by $531,357 for the nine months ended September 30, 2014 mostly due to payments paid to our vendor after we received approximately half million dollars of cash grant awards from our customers. In addition, our customers' deposits increased by $2.2 million dollars due to the receipts of certain customers' prepayments for their installation projects.

As of September 30, 2014, our long-term liabilities were $21,789, which consisted of a loan owing to East West Bank with a long term portion of $17,178 and the remaining long term obligations of a capital lease in the amount of $4,611. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $2,788,329 as of September 30, 2014. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Please refer to our Annual Report on Form 10-K filed April 14, 2014 for information regarding our pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	November 14, 2014

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	November 14, 2014

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer

