Form 10-K
period 2014-12-31
SUNVALLEY SOLAR, INC.
filed 2015-04-15
CIK 1434477

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

Commission File Number:  333-150692

Sunvalley Solar, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8415633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

398 Lemon Creek Drive, Suite A, Walnut, California 91789 (Address of principal executive offices) (Zip code)

(909) 598-0618 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Not Applicable
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,653,632 as of June 30, 2014, using an average of bid and asked prices of $0.0192 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date of 87,156,979 as of April 13, 2015.

TABLE OF CONTENTS

                                                                   Page No.

PART I

Item 1.

Business

    3

Item 2.

Properties

    9

Item 3.

Legal Proceedings

    9

Item 4.

Mine Safety Disclosures

    9

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

    9

Item 6.

Selected Financial Data

  11

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

  13

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

  16

Item 8.

Financial Statements and Supplementary Data

F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

  17

Item 9A.

Controls and Procedures

  17

Item 9B.

Other Information

  18

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

  18

Item 11.

Executive Compensation

  21

Item 12.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

  24

Item 13.

Certain Relationships and Related Transactions, and Director

Independence

  26

Item 14.

Principal Accounting Fees and Services

  27

PART IV

Item 15.

Exhibits, Financial Statement Schedules

  28

PART I

Item 1. Business

Sunvalley Solar, Inc. (the “Company”’ “we”, “our”) is a California-based solar power technology and system integration company founded in January of 2007. We are focused on developing our expertise and proprietary technology to install residential, commercial and governmental solar power systems. We offer turnkey solar system solutions for owners, builders and architecture firms that include designing, building, operating, monitoring and maintaining solar power systems. Our customers range from small private residences to large commercial solar power users. We have the necessary licenses and expertise to design and install large scale solar power systems. We hold a C-46 Solar License from CBCL (California Board of Contractor License). Some of the large scale commercial solar power systems that we have designed and installed include large office buildings, farming and manufacturing facilities and warehouses. Our proprietary technologies in solar installation provide our customers with a high quality, low cost and flexible solar power system solutions.

We are working to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.

Operating Subsidiary

In December 2014 we formed a wholly-owned subsidiary known as Sunvalley Solar Tech, Inc., a California corporation.  Effective December 31, 2014, we transferred substantially all of our assets and liabilities to our wholly-owned subsidiary.  We now conduct our operations through our wholly-owned subsidiary, Sunvalley Solar Tech, Inc.

Failed Sale

On February 11, 2015, we and our wholly owned subsidiary, Sunvalley Solar Tech, Inc., entered into an Agreement for Sale and Purchase of Sunvalley Solar Tech, Inc., pursuant to which we agreed to sell 100% of the stock ownership of Sunvalley Solar Tech, Inc. to Sungold Holdings, a Nevada limited liability company (the “Buyer”).  The agreement provided that the subsidiary would be sold for Two Million Five Hundred Thousand Dollars ($2,500,000) plus five percent (5.0%) of all of Sunvalley Solar Tech, Inc.’s gross sales during 2015 through 2018, which could have increased the sale price to a maximum of Four Million Five Hundred Thousand Dollars ($4,500,000). A copy of the Agreement for Sale and Purchase of Sunvalley Solar Tech, Inc. is attached hereto as an Exhibit.  The Buyer was not able to obtain the necessary financing to complete the sale by the agreed upon closing date of March 20, 2015, so the agreement expired.

Principal Products and Services

Our philosophy is to “provide solar electricity directly from the sun in a technology innovation-centric and cost effective way”.  Since inception, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.  Our business plans are focused in three specific areas:

- Solar Systems Design and Installation- Solar Technology Research and Development- Solar Equipment Manufacturing and Distribution

Our Solar Technology Research and Development business is in the development stage and has not yet generated revenue.

The scope of our solar systems design and installation business includes:

- Designing solar systems for commercial, residential, governmental and non-profit customers- Installing solar power systems and related constructional systems for solar power end users- Providing technical support and service to solar power end users- Providing system performance monitoring services to solar power end users- Providing government permit/incentives application services to solar power end users

Since our founding in 2007, we have focused on solar system design and installation. Installation is our core business, and it also provides the company with a platform for solar product supply, new technology development, and other lines of business. Our gross revenues to date have come mostly from the solar systems installation business. Our installation business is focused primarily in California.

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

We have obtained a C-46 Solar License from CBCL (California Board of Contractor License). We have been focusing on developing our expertise and proprietary technology to install large commercial and governmental solar power systems since 2010. We are also able to procure the necessary equipment and supplies through our distribution partnerships. Some of large scale commercial solar power systems that we has designed and installed include large office buildings, farming and manufacturing facilities, warehouses and hotels.

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

Our current systems installation resources, which consist of two installation worker teams, one engineer/design team, and certain installation equipment, provide us with the capacity to install solar systems totaling over 4.0 million watts on an annual basis.

One problem with photovoltaics is that the amount of electrical energy generated by each one of the PV panels in a distributed plurality or array of PV panels depends on uncertain environmental factors (e.g., weather) which can cause undesirable fluctuations in the voltage of the power grid (voltage fluctuations unfavorably affect the deliverability of grid loads and overall manageability of the power grid). For example, the electrical production of a plurality of PV panels under moving clouds can change from very little to very large amounts in a short time period, which change will correspondingly cause a voltage fluctuation in the associated power grid. The identified voltage fluctuation problem is exacerbated by the uncertainty of draws on the electrical energy within the power grid, for instance, whenever high power consumption by households accessing the grid coincides with low power production from the PV panels or whenever low power consumption coincides with high power production. Accordingly, there is a need for systems and methods of converting solar energy into electrical energy without resulting in unfavorable voltage fluctuations in the power grid.

One attempt to reduce voltage fluctuations in the power grid is embodied by the advanced metering infrastructure (AMI) employed by the Sacramento Municipal Utility District (SMUD) in California. The AMI is a control system that predicts draws on the grid based on historical electricity consumption and power generation. With reference to photovoltaics, the AMI is suited for reducing the exacerbating effects of uncertain energy draws on the grid but the

AMI does nothing to combat the environmental and other uncertainties associated with photovoltaic production of electrical energy. Accordingly, a need remains for systems and methods of converting solar energy into electrical energy without resulting in unfavorable voltage fluctuations in the power grid.

Another attempt to reduce voltage fluctuations in the power grid caused by photovoltaic production of electrical energy is numerical simulation. Numerical simulation uses historical data to predict electrical energy inputs to the power grid (electrical energy sources may include a plurality or array of PV panels). While better than nothing, this approach cannot accurately account for environmental and other uncertainties associated with photovoltaic production of electrical energy.

In view of the foregoing, we set a target finding systems and methods producing electricity without the need for high capacity or long batteries and without resulting in unfavorable voltage fluctuations in the power grid.

To meet this objective, we designed a system of networked PV panels, wherein each panel is coupled to a small capacity battery capable of storing electricity produced by the panels, wherein each battery is configured to randomly and isolated (relative to other batteries coupled to the other panels) discharge its stored electricity into the power grid at a time before the battery reaches its capacity. Within said system, the randomized and delayed discharge of electricity may reduce voltage fluctuations when compared with other systems since (1) each panel only isolated contributes a small amount of electricity relative to the inherent electricity load of the grid so that the associated voltage fluctuation may be nominal or otherwise easy to manage, (2) the delayed discharge provides an opportunity for data to be collected so that the delayed discharge provides an opportunity for data to be collected so that the load of the power grid can be managed for the associated influx of electricity (like, e.g., in a feed-forward controlled system), and (3) the randomized discharge of electricity disrupts weather effects (e.g., the sudden drop in electricity generation of a solar panel may not be displayed by all affected solar panels simultaneously so that the system can accommodate and adapt to the change more easily).

Panels/Batteries within the system may communicate (i.e., be networked) with each other or a controller wirelessly or with wires to accomplish the isolated and delayed discharge, including the communication of energy production information

To meet this objective, the networked PV panel system may be distributed pluralities of solar panels, wherein each plurality of solar panels is coupled to a small capacity battery capable of storing electricity produced by the plurality of panels, wherein each battery is configured to randomly and isolated (relative to the other distributed pluralities of panels) discharge its stored electricity into the power grid at a time before the battery reaches its capacity (preferably every approximately zero to thirty minutes). Said distributed pluralities of panels and their respective batteries within the system may communicate (i.e., be networked) with each other or a controller wirelessly or with wires to accomplish the isolated and delayed discharge, including the communication of energy production information.

Through this technology, it is able to address the undesirable fluctuations in the voltage of the power grid due to uncertain environmental impact to solar system. Commercializing this technology into mass production will involve cooperation and approval from utility companies. In addition, the networked PV panel concept will also need to demonstrate that panels using the technology will have a productive life-span and a tolerance to environmental conditions such as humidity, temperature, wind load that are sufficient for the panels to be used in real life application. Accordingly, there is no guarantee that we will be able to commercially produce and market solar panels using our new networked PV panel system technology.

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

Besides the new technology of Networked PV Panel System, our R&D team is also involving some other topics in the solar field.

The main points of focus for our R&D operation are as follows:

- Keeping and developing a small but strong R&D team in San Diego- Collaborating with universities in the U.S. and panel manufacturers in China- Effectively using resources from research institutes and universities in China- Developing new solar technology and parts, focusing on application technologies

Our key current R&D topics include:

- Developing new coating technology to increase the efficiency of PV panel

- Developing solar PV application technology to reduce system level cost and increase installation flexibility

– Developing new networked PV panel

- Commercializing our new advanced solar technology.

Solar Equipment Manufacturing and Distribution

In recent years, we have built good relationships with some large solar panel and solar inverter producers. Our partnerships with these manufacturers in the solar power industry have allowed us to broaden our customer base and to provide our customers with more cost competitive and complete solar system solutions with multiple selective options on PV panels and inverters. In 2009 and 2010, our solar equipment distribution business grew to constitute the majority of our revenues.  Since 2011, due to the dynamic market price of solar equipment, our distribution business decreased to a small portion of distribution to our revenue.

On the other side, although we have not yet generated revenue from the manufacture of our solar panels, our R&D team is working on new technology which is able to increase the efficiency of our solar panels. With proper funding, the new technology could be commercialized and implemented in solar panel manufacture starting from OEM manufactured panels from reputable solar panel manufacturers in China. The manufactured solar panels would use our brand name with new technology. We would be responsible for quality control, certification applying, marketing, technical support and services in the United States. Our unique technology, if successfully commercialized and brought to market, would provide the solar panel market with a higher efficiency, lower cost unit than competing panels currently on the market. Our ability to provide after-sale services such as system maintenance, technical support, training, etc. for its customers could add another selling point for promotion of the new panel.

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

Distribution Methods and Marketing

The most important part in a solar power system is the solar panel (PV module). Photovoltaic (PV) devices generate electricity directly from sunlight via an electric process that occurs naturally in certain types of materials. Groups of PV cells are configured into modules and arrays, which can be used to power any number of electrical loads. Crystalline silicon - the same material commonly used by the semiconductor industry -is the material used in a large portion of all PV modules today. PV modules generate direct current (DC) electricity. For residential use, the current is then fed through an inverter to produce alternating current (AC) electricity that can be used to power home appliances.

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

Principal Suppliers

We currently purchase solar panels primarily from three manufacturers, Canadian Solar, JS Solar and Hanwha SolarOne. We maintain good relationships with all of our suppliers, and especially with our primary and important suppliers. In addition, we are continuously adding new alternative suppliers to our supplier list. Due to the standardization of solar equipment, all materials we purchase from our suppliers are available from other sources and suppliers.

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

Currently, we believe that the market for solar power in China is not yet mature enough, while the European market is overcrowded. As a result, we believe that Chinese manufacturers are looking for business opportunities in the United States. As an established technology and system integration company, Sunvalley maintains a unique position to act as the bridge between Chinese manufacturers. The partnership with these manufacturers in the solar power industry allows Sunvalley to provide its customers with a cost competitive, complete solar system solution with multiple selective options on PV panels and inverters.

Intellectual Property

Our patent “Networked Solar Panels and Related Methods,” was issued on February 24, 2015. This patent will last 20 years from the effective date of the original application, which was August 4, 2011.

Patent No	US 8,958,924 B2

Title	Networked	Solar	Panels	and
Related Methods
Patent Date	Feb. 17, 2015
Application	Utility under 35 USC 111(a)
Type

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

The importation of some of the products we sell is subject to tariffs, duties and quotas imposed by the United States.  In addition, other restrictions on the importation of our products are periodically considered by the United States Congress, and may again be considered to protect against “Asian” deflation. No assurances can be given that tariffs or duties on such goods may not be raised, resulting in higher costs to us or that import quotas with respect to such goods will not be lowered. Deliveries of products from our foreign suppliers could be restricted or delayed by the imposition of lower quotas or increased tariffs. We may be unable to obtain similar quality products at equally favorable prices from domestic suppliers or from other foreign suppliers whose quotas have not been exceeded by the supply of goods to existing customers.

Item 2. Properties

We lease approximately 2,193 square feet of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut CA 91789 for $3,070 per month. Our old Lease expired  on November 30, 2014. We entered into a new Lease with the same landlord effective December 1, 2014 which has a term of one year until November 30, 2015.  The annual rent is $38,684.52 which is payable monthly at the rate of $3,223.71 per month.  In addition, there is a fee for monthly expenses and taxes of $241.23 per month.  The property is sufficient for our current business size.

Item 3. Legal Proceedings

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of December 31, 2014. On November 19, 2013, the court ruled that Case NC059003-Sunvalley Solar, Inc v. All Fortune Group, LLC is related to Case KC066248-All Fortune Group, LLC v. Sunvalley; Case NC059003 is deemed the lead case and all future hearing dates will be heard in Long Beach Superior Court. Sunvalley filed a motion for right to attach order and writ of attachment pursuant to Code of Civil Procedure section 483.010 on November 27, 2013, which was granted on February 4, 2014. The final status conference is set for May 1, 2015 and trial is set for May 11, 2015 at 8:30a.m. Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley.

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

Fiscal Year Ended December 31, 2014

Quarter Ended	High $	Low $
December 31, 2014	$0.022	$0.011
September 30, 2014	$0.0235	$0.0125
June 30, 2014	$0.0185	$0.013
March 31, 2014	$0.018	$0.0097

Fiscal Year Ended December 31, 2013

Quarter Ended	High $	Low $
December 31, 2013	$0.0410	$0.0166
September 30, 2013	$0.0358	$0.0100
June 30, 2013	$0.0020	$0.0050
March 31, 2013	$0.0200	$0.0029

On March 27, 2015, the last sales price per share of our common stock was $0.02.

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

Holders of Our Common Stock

As of April 13, 2015, we had 87,156,979 shares of our common stock issued and outstanding, held by fifty-seven (57) shareholders of record.

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

Business Development Plan

The primary components of our growth strategy are as follows:

•

Developing and commercializing our proprietary solar technologies including our coating and focusing technologies, networked PV panel system. By deploying these new technologies into our PV panels and solar installation business, we hope to enhance the value provided to our customers and increase our profitability.

•

Promoting and enhancing our company’s brand and reputation in solar design and integration and expanding our installation business.

•

Developing a PV panel manufacturing capability to provide high efficiency and low cost solar panels to US market. This will complement our installation business and provide an implementation platform for our R&D.

We are planning to expand our installation business. We will continue to execute our marketing and sales strategy in Southern California and, with additional capital, will be able to expand our business to cover Northern California, Arizona or other states. The planned expansion is expected to occur through acquiring smaller installation companies in these regions and/or through the establishment of subsidiaries in these states and boost our installation profits. Our current intention is to establish two new offices located in Northern California or other states and in San Diego. The estimated start-up cost for each new branch would be approximately $500,000.

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

Unlike other merchandise, a solar panel is very unique in that it requires very high level of quality assurance and customer satisfaction. Providing satisfactory customer service and technical support is absolutely vital in solar panel sales. As the first step, we will strive to make its brand a household name. The Sunvalley solar panel will be used by our installation business as well as several other installation companies which have partnerships with us. We do not currently have partnerships with other solar installation companies, but we plan to pursue them after introducing the panels to the market through our own installation business. A marketing campaign aimed at other solar installation companies will help to achieve this goal. We will use our own installation business as the platform to showcase the product quality and build up consumer awareness of its brand.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

During the year ended December 31, 2014, we generated gross revenues of $3,317,039. Total cost of sales was $2,660,806, resulting in gross profit of $656,233. Total operating expenses were $1,916,511, and consisted of salary and wage expenses of $497,416, selling, general and administrative expenses of $274,947, professional fees of $141,096 and bad debt expense of $1,003,052. We experienced interest expense of $4,670, a loss on impairment of inventory of $21,593, other income of $1,713, and a gain on sale of equipment of $500. Our net loss for the year ended December 31, 2014 was therefore $1,284,328.

By comparison, during the year ended December 31, 2013, we generated gross revenues of $4,095,907. Total cost of sales was $3,895,091, resulting in gross profit of $200,816. Total operating expenses were $1,234,359, and consisted of salary and wage expenses of $422,609, selling, general and administrative expenses of $262,919, professional fees of $142,620 and bad debt expense of $406,211. We experienced a net interest expense of $14,806, a gain of $52,100 on a derivative liability, a default penalty on convertible notes of $5,000, a loss on impairment of inventory of $57,523, other income of $976, and a gain on legal settlement of $1,822,171. Our net income for the year ended December 31, 2014 was therefore $764,375.

Our revenues decreased in 2014 as compared to 2013.  Our gross profit increased significantly due to a lower cost of sales. The reason for the lower cost of sales is that contracts we completed in 2014 were a few larger scale commercial projects, and we implemented these projects by using internal resources to design and manage these projects, but sub-contracting field construction works to some local companies and workers to reduce construction cost.  During 2014, our expenses for salary and wages increased by approximately $74,807 and our selling, general, and administrative expenses increased approximately $12,028. During 2014, our bad debt expense increased significantly from $406,211 to $1,003,052. This amount consists primarily of accounts receivable from All Fortune Group, LLC, which has ceased payment as the resulting of pending litigation (refer to Item 3. Legal Proceedings).  In the prior year, on September 8, 2013, we settled a legal dispute with Canadian Solar, Inc. (CSI). Under the settlement, CSI agreed to release claims against us for trade payables. As a result, we recognized a net gain on the settlement of $1,822,171.  We had no gain or loss on any settlement of litigation during the year ended December 31, 2014.

We are currently working on six major installation projects with contract prices totaling approximately $3.8 million. These contracts are expected to be substantially completed by the second quarter of 2015. In addition, we have signed installation contracts with installation customers for aggregate contract prices totaling approximately $7.3 million.  We expect to complete these projects by the end of 2015 or no later than second quarter of 2016.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets in the amount of $4,401,429, consisting of cash and cash equivalents in the amount of $822,444, accounts receivable of $2,167,580, inventory in the amount of $1,051,669, costs in excess of billings on uncompleted contracts of $318,734, prepaid expenses and other current assets of $16,002, and restricted cash of $25,000. As of December 31, 2014, we had current liabilities in the amount of $6,863,410. These consisted of accounts payable and accrued expenses in the amount of $4,740,648, customer deposits of $1,900,928, accrued warranty of $97,654, advances from contractors of $103,389, the current portion of long term debt in the amount of $16,774, and the current portion of a capital lease in the amount of $4,017. Our working capital deficit as of December 31, 2014 was therefore $2,461,981.

Our accounts payable and accrued expenses as of December 31, 2014 consisted of the following:

Accounts Payable

$4,522,293

Credit Card payable

      20,255

Accrued vacation

      18,619

Other accrued expense

      60,511

Payroll liabilities

      91,067

Sales tax payable

      27,903

Total $4,740,648

As of December 31, 2014, our long-term liabilities were $16,443, which consisted of a loan owing to East West Bank with a balance of $29,680 (long term portion $12,906) and the remaining obligations of a capital lease in the amount of $7,554 (long term portion $3,537). The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

In September 2011, we entered a lease- to- own purchase agreement. We evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein we have the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, we have classified the lease as a capital lease. We used the discounted value of future payments as the fair value of this asset and have recorded the discounted value of the remaining payments as a liability. As of December 31, 2014 the capital lease payable outstanding was $7,554, with $4,017 due within the next year.

On August 14, 2012 we entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. During the year ended December 31, 2013 the Company made payments of $143,786 on these advances. The outstanding balance of the advances at December 31, 2014 and 2013 was $103,389 and $103,389, respectively.

In order to move forward with our business development plan set forth above, we will require additional financing in the approximate amount of $4,500,000, to be allocated as follows:

Initiate OEM Manufacturing

$ 2,000,000

R&D Commercialization Costs

$    500,000

Expansion of Installation Business (3 new branches)

$ 1,500,000

Additional working capital and general corporate

$    500,000

Total capital needs

$ 4,500,000

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $3,728,310 as of December 31, 2014. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on an ongoing basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable  The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $1,171,305 and $272,686, as of December 31, 2014 and 2013, respectively.

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2014 and 2013.

Product Warranties  The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and l0 years, respectively. The Company will assist its customers in the event that the manufacturers’ warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a l0-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers’ warranty. Maintenance services such as cleaning the solar panels and checking the systems are offered to customers twice a year for five years without a separate service charge.

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $97, 654 and $73,538 at December 31, 2014 and 2013, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunvalley Solar, Inc.

We have audited the accompanying consolidated balance sheet of Sunvalley Solar, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $3,645,645, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$822,444	$368,796
Restricted cash	25,000	25,000
Accounts receivable, net	2,167,580	2,026,696
Inventory	1,051,669	380,155
Costs in excess of billings on uncompleted contracts	318,734	29,696
Prepaid expenses and other current assets	16,002	11,263
Total current assets	4,401,429	2,841,606

PROPERTY AND EQUIPMENT, NET	26,957	49,871

OTHER ASSETS
Long-term accounts receivable, net	3,042,976	4,883,685
Other assets	3,870	3,870
Total other assets	3,046,846	4,887,555

TOTAL ASSETS	$7,475,232	$7,779,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,740,648	$5,573,200
Customer deposits	1,900,928	93,713
Accrued warranty	97,654	73,539
Advances from contractors	103,389	103,389
Current portion of long-term debt	16,774	15,797
Current portion of capital lease	4,017	3,342
Total current liabilities	6,863,410	5,862,980

LONG-TERM LIABILITIES
Capital leases	3,537	7,554
Notes payable	12,906	29,626
Total long-term liabilities	16,443	37,180
TOTAL LIABILITIES	6,879,853	5,900,160

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares
authorized, 1,000,000 and 950,000 shares issued
and outstanding, respectively	1,000	950
Common stock, $0.001 par value, 90,000,000 shares
authorized, 87,156,979 and 87,156,979 shares
issued and outstanding, respectively	87,157	87,157
Additional paid-in capital	4,152,867	4,152,082
Accumulated deficit	(3,645,645)	(2,361,317)
Total Stockholders' Equity	595,379	1,878,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,475,232	$7,779,032

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$3,317,039	$4,095,907
COST OF SALES	2,660,806	3,895,091

GROSS PROFIT	656,233	200,816

OPERATING EXPENSES
Salary and wage expense	497,416	422,609
Bad debt expense	1,003,052	406,211
Professional fees	141,096	142,620
Selling, general and
administrative expenses	274,947	262,919

Total Operating Expenses	1,916,511	1,234,359

INCOME (LOSS) FROM OPERATIONS	(1,260,278)	(1,033,543)

OTHER INCOME (EXPENSES)
Gain on sale of equipment	500	-
Gain (loss)on derivative liability	-	52,100
Default penalty on convertible notes	-	(5,000)
Gain on settlement of litigation	-	1,822,171
Other income	1,713	976
Loss on impairment of inventory	(21,593)	(57,523)
Interest expense	(4,670)	(14,806)

Total other income (expenses)	(24,050)	1,797,918

INCOME (LOSS) BEFORE TAXES	(1,284,328)	764,375

Provision for income taxes	-	-

NET INCOME (LOSS)	$(1,284,328)	$764,375

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	87,156,979	70,410,482
DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	87,156,979	71,360,482

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2012	950,000	$950	19,812,298	$19,812	$3,727,183	$(3,125,692)	$622,253

Issuance of common stock for debt conversion	-	-	67,344,681	67,345	424,899	-	492,244

Net loss for the year
ended December 31, 2013	-	-	-	-	-	764,375	764,375

Balance at December 31, 2013	950,000	950	87,156,979	87,157	4,152,082	(2,361,317)	1,878,872

Issuance of preferred stock for services	50,000	50	-	-	785	-	835

Net loss for the year
ended December 31, 2014	-	-	-	-	-	(1,284,328)	(1,284,328)

Balance at December 31, 2014	1,000,000	$1,000	87,156,979	$87,157	$4,152,867	$(3,645,645)	$595,379

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(1,284,328)	$764,375
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	22,914	25,872
(Gain) loss on re-measurement of derivative	-	(52,100)
Gain on sale of equipment	(500)	-
Preferred stock issued for services	835	-
Bad debt expense	1,003,052	174,899
Loss on impairment of inventory	21,593	57,523
Penalty for default on convertible note	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	696,773	(1,650,488)
Inventory	(693,107)	(79,070)
Prepaid expenses and other assets	(4,739)	(4,937)
Other assets	-	9,500
Costs in excess of billings on uncompleted contracts	(289,038)	109,541
Accounts payable and accrued expenses	998,778	1,755,876
Accrued warranty expenses	-	(4,514)
Customer deposits	-	(95,502)
Net Cash Provided by Operating Activities	472,233	1,015,975

INVESTING ACTIVITIES:
Sale of equipment	500	-
Net Cash Provided By Investing Activities	500	-

FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	160,000
Repayment of related party notes payable	-	(160,000)
Repayment of advances from contractor	-	(143,786)
Repayments of long term debt	(15,743)	(14,875)
Repayment of capital lease	(3,342)	(2,781)
Repayment of factoring line	-	(571,508)
Net Cash (Used in) Financing Activities	(19,085)	(732,950)

NET INCREASE (DECREASE) IN CASH	453,648	283,025
CASH AT BEGINNING OF YEAR	368,796	85,771

CASH AT END OF YEAR	$822,444	$368,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$4,670	$7,099
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$492,244

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Sunvalley Solar, Inc. (the Company) was incorporated on August 16, 2007 under the laws of the State of Nevada as Western Ridge Minerals, Inc. Sunvalley Solar Inc. ("Sunvalley"), was incorporated on January 30, 2007 as West Coast Solar Technologies Corporation in the State of California.

On June 24, 2010, in accordance with the Exchange Agreement dated June 24, 2010, the Company acquired all of the issued and outstanding shares of the Sunvalley, which resulted in Sunvalley merging with the Company.  In exchange for all of the issued and outstanding shares of Sunvalley, the shareholders of the Sunvalley received a total of 960,082 shares of the Company’s common stock, which represented approximately 60% of the Company’s outstanding common stock following the acquisition. There were 2,098,543 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the acquisition and the cancellation of 1,458,488 shares by certain shareholders resulted in there being 1,600,137 shares outstanding post acquisition. As a result, the shareholders of the Sunvalley became the controlling shareholders of the combined entity. In connection with the acquisition, $400,000 was contributed to the Company from a Company shareholder.

Accordingly, the transaction is accounted for as a recapitalization Sunvalley was deemed to be the accounting acquirer and the Company the legal acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations of Sunvalley prior to the Merger are reflected in the financial statements and are recorded at the historical cost basis of Sunvalley.

On December 15, 2015, the Company formed a wholly owned subsidiary, Sunvalley Solar Tech, Inc. to hold all of its operations. The Company’s financial statements are consolidated beginning as of December 31, 2015 with all significant intercompany transactions eliminated in the consolidation.

Description of Business

The Company markets, sells, designs and installs solar panels for residential and commercial customers. The Company’s primary market is in the state of California, however the Company may sell anywhere in the United States.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2014 and has an accumulated deficit of $3,645,645 as of December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2014 and December 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating Segments

The Company operates in one operating segment.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2014, the Company had $822,444 in cash in bank deposits that exceeded the $250,000 federally insured limits.

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts totals $1,171,305 and $272,686, as of December 31, 2014 and 2013, respectively. The allowance for doubtful accounts’ amount of $1,171,305 for 2014 consisted of $31,600 as the current portion while $1,139,705 constituted the long term portion. The allowance for doubtful accounts’ amount of $272,686 for 2013 consisted of $250,192 as the current portion while $22,494 constituted the long term portion.

Customer Deposits

Customer deposits represent advance payments received for installation projects. Typically the Company will receive five to fifteen percent of a contract total at the commencement of the installation project. These amounts are recorded as liabilities until such time that the Company has performed the majority of its contractually agreed-upon work, at which time the deposits are recognized as revenue in accordance with the Company’s revenue recognition policy.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company’s finished goods. Finished goods consist of solar panels ready for installation and delivery to customers.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory. The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2014 and 2013.

The Company’s inventory consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Raw materials	$912,272	$244,460
Work in Progress	25,070	1,326
Finished goods	114,327	134,369
TOTAL	$1,051,669	$380,155

The Company revalued its inventory at the lower of cost or net realizable value as of December 31, 2014 and 2013 and recorded impairment of inventory of $21,593 and $57,523, respectively.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2014 and 2013.

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

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Product Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and l0 years, respectively. The Company will assist its customers in the event that the manufacturers’ warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a l0-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers’ warranty. Maintenance services such as cleaning the solar panels and checking the systems are offered to customers twice a year for five years without a separate service charge.

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $97,654 and $73,539 at December 31, 2014 and 2013, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to $1,688 and $1,738 for the years ended December 31, 2014 and 2013, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $-0- and $-0- for the years ended December 31, 2014 and 2013, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings and Loss Per Common Share

Basic earnings per common share is computed by dividing the net earnings by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 1,000,000 and 950,000 shares at December 31, 2014 and 2013, respectively to be issued upon the conversion of the Series A Convertible Preferred Stock. These dilutive shares were included in the computation of diluted earnings per share. Accordingly, there were 950,000 such dilutive shares included as of December 31, 2013.  The 1,000,000 preferred shares were excluded from the weighted average share calculation at December 31, 2014 as they were anti-dilutive

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3  - RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2014 and 2013 the Company maintains a certificate of deposit in the amount of $25,000 and $25,000, respectively, with a financial institution.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2014 and 2013:

2014		2013
Computer and equipment	$75,268	$75,268
Furniture	16,655	16,655
Software	2,368	2,368
Vehicles	86,339	92,174
Gross Property and Equipment	180,630	186,465
Less: accumulated depreciation	(153,673)	(136,594)
Net Property and Equipment	$26,957	$49,871

Depreciation expense for the years ended December 31, 2014 and 2013 was $22,912 and $25,872, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company borrowed $160,000 from two officers of the Company. These notes accrue interest at 6.5 percent per annum, are unsecured and due on demand. The related party payables were repaid during May and June 2013.

The interest expense incurred on the related party payables was $-0- and $3,384, for the years ended December 31, 2014 and 2013, respectively.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

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

As of December 31, 2014 and December 31, 2013, the Company has capitalized $318,734 and $29,696 of costs incurred in relation to installation projects.

NOTE 7 - NOTES PAYABLE

Notes payable outstanding as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Notes payable (1)
Current portion	$16,774	$15,797
Long-term portion	12,906	29,626
Total Notes Payable	$29,680	$45,423

(1) Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.00% as of December 31, 2014).

Future maturities of notes payable are as follows:

2015	$16,774
2016	12,906

Total	$29,680

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

Capital leases payable outstanding as of December 31, 2014 and 2013 consisted of the following:

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 8 - CAPITAL LEASE (CONTINUED)

	2014	2013
Forklift lease	$7,554	$10,896
Total Capital Leases	$7,554	$10,896

Future maturities of capital leases are as follows:

2015	$4,017
2016	3,537

Total minimum lease payments	9,408
Less executory costs	505
Net minimum lease payments	8,903
Less amount representing interest	1,349

Present value of minimum lease payments	$7,554

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

NOTE 10 - CONVERTIBLE DEBT

On October 28, 2011, the Company borrowed $200,000 in the form of a convertible note. The note is convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $200,000 on the note date. The convertible debt is due on July 18, 2012, is unsecured and bears an interest rate of 8%. The Company defaulted on the note and as a result, the interest rate on the outstanding balance increased to 22% per annum and the Company incurred a default penalty in the amount of $144,125, however, the Company entered into an agreement with the lender to amend the note agreement to reduce the default penalty by $55,000 from $144,125 to $89,125. In addition the amendment adjusted the conversion factor from 61% to 50%. On September 14, 2012 the lender and the Company agreed to amend the agreement to extend the maturity date to December 6, 2013 and increase the outstanding balance of the note by $5,000 for legal fees. During the year ended December 31, 2013 the Company incurred a default penalty in the amount of $5,000. During the year ended December 31, 2013 the

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 10 - CONVERTIBLE DEBT (CONTINUED)

Company recorded $1,590 in interest expense on the note. As of June 30, 2012 the Company had amortized the entire $200,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 the Company issued 28,249,555 shares of common stock upon conversion of $72,836 of the note and accrued interest payable. As of December 31, 2014 and December 31, 2013 the outstanding note balance was $-0- and $-0-, respectively.

On February 22, 2012, the Company borrowed $78,500 of convertible debt. On May 24, 2012 the Company and the lender amended the agreement wherein the debt was convertible at the holder’s option at 61% of the average of the lowest three trading prices during the 10 trading days prior to conversion to 40% of the average of the lowest three trading prices during the 10 trading days prior to conversion. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $78,500 on the note date. The convertible debt is due on August 24, 2013, is unsecured and bears an interest rate of 8%. During the year ended December 31, 2013 the Company issued 39,095,127 shares of common stock upon conversion of $62,729 of the note and accrued interest payable. As of December 31, 2014 and December 31, 2013 the outstanding note balance was $-0- and $-0-, respectively.

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

During the year ended December 31, 2012, the Board of Directors approved the incentive issuance of 950,000 shares of the Company’s Class A Convertible Preferred shares to its executives and key employees and Restricted Stock Award Agreements were signed with such individuals for their shares will vest in full after two years from the date of grant with certain restrictions. The issuance of such preferred shares were valued as stock-based compensation of $68,400 based on the fair market value of the Company’s common stock on August 28, 2012.

During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares of the Company’s Class A Convertible Preferred shares as an incentive.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on October 10, 2014.

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 14 - ADVANCES FROM CONTRACTORS

On August 14, 2012 the Company entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. During the year ended December 31, 2013 the Company made payments of $143,786 on these advances. The outstanding balance of the advances at December 31, 2014 and 2013 was $103,389 and $103,389, respectively.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013. The components of income tax expense are as follows:

	2014	2013
Operating loss carry forwards	$1,239,519	$802,848
Stock/options issued for services	(284)	-
Gain on derivative liability	(117,486)	(117,486)
Allowance for bad debts	(341,037)	-
Amortization of discount	(147,164)	(147,164)
Loss on debt conversion	(239,236)	(239,236)
Valuation allowance	(394,312)	(298,952)
	$—	$—

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $1,239,519 and $802,848 as of December 31, 2014 and 2013, respectively, which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Federal statutory rate (34%)	$(436,670)	$(259,888)
Stock/options issued for services	284	-
Non-deductible expenses	341,037	8,918
State tax benefit, net of federal tax effect	—	—
Change in valuation allowance	95,349	250,970
Provision for income taxes	$—	$—

SUNVALLEY SOLAR, INC.

Notes to Financial Statements

December 31, 2014 and December 31, 2013

NOTE 15 - INCOME TAXES (CONTINUED)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

NOTE 16 - CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchased solar panels from two and three manufacturer(s) during the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, these vendors accounted for approximately 63% and 90%, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2014 and 2013, three customers represented more than 10% of the Company’s sales for these two years. This translates to approximately 99% of the Company's annual net revenues.

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

Effective December 31, 2014, the Company, transferred substantially all of its assets and liabilities to its wholly-owned subsidiary, Sunvalley Solar Tech, Inc

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Office Lease –

The Company leases an office under an operating lease that expires on November 30, 2015. Total rent expense amounted to $38,173 and $36,929 for the fiscal years ended December 31, 2014 and 2013, respectively.

Minimum base lease payments required to be made during 2015 total $35,461.

Stock Buy Back

On October 10, 2014, the Company’s Board of Directors approved a stock buyback from executives and key employees in the amount of $834,848 and cash bonuses of $75,000.  The Company’s buyback is conditioned upon the following events: (a) the completion of an acquisition of, or merger with, another company that is approved by the Company’s Board of Directors; and (b) the completion by the Company of at least $900,000 in funding on terms which will have been approved by the Company’s Board of Directors.  The stock buyback and bonuses may be terminated by the Board of Directors if they have not been completed by September 1, 2015. The conditions for this purchase of treasury stock have not been met as of April 15, 2015.

NOTE 18 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company filed a contractual fraud case against one of its commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action such as breach of contract, common counts and fraudulent transfer. The reliefs claimed by the Company mainly are monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing by the Company, All Fortune filed a lawsuit against the Company for causes of action which are breach of contract, negligent misrepresentation, intentional misrepresentation and fraud in All Fortune’s compliant. The reliefs claimed by All Fortune are mainly monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because the Company doesn't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of December 31, 2014. Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley

NOTE 19 – SUBSEQUENT EVENTS

On February 11, 2015, the Company and its wholly owned subsidiary, Sunvalley Solar Tech, Inc., a California corporation, entered into an Agreement for Sale and Purchase of Sunvalley Solar Tech, Inc., pursuant to which the Company has agreed to sell 100% of the stock ownership of Sunvalley Solar Tech, Inc. to Sungold Holdings, a Nevada limited liability company (the “Buyer”). The Company’s sale of Sunvalley Solar Tech, Inc. will be for a sale price of Two Million Five Hundred Thousand Dollars ($2,500,000) plus five percent (5.0%) of all of Sunvalley Solar Tech, Inc.’s gross sales during 2015 through 2018, which could increase the sale price to a maximum of Four Million Five Hundred Thousand Dollars ($4,500,000).  The Buyer failed to close on the transaction as required by March 20, 2015.  Accordingly, the Company has determined that the transaction is cancelled.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2014.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 27, 2015.

Name

 Age

Office(s) held

Zhijian James Zhang

48

President, CEO, Director

Mandy Chung

46

Chief Financial Officer, Secretary, Treasurer

Hangbo (Henry) Yu

61

General Manager, Director

Fang Xu

49

Chief Technology Officer

Shirley Liao

46

Director of Administration

Robert Dyskant

89

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

Dr. Zhang has a strong reputation as an executive in the opto-electronics/semiconductor industry, including the solar energy field. Dr. Zhang has quality leadership experience in business operations, especially in product and program development, product development procedures, milestone setting and enforcement, and R&D team building.

Mandy Chung – Ms. Chung is our Chief Financial Officer, Secretary, and Treasurer. She has held these positions since August of 2008. Ms. Chung co-founded Chung & Chung Accountancy Corporation, CPAs (CCAC) in 2004 and she is licensed as a Certified Public Accountant in California. Ms. Chung is one of the partners in CCAC and she provides audit, review, compilation, consulting, tax services and financial planning to various clients. Ms. Chung has been working for CCAC for more than the past ten years since its establishment.

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

Robert Dyskant, age 89, retired from the Dyskant Company, a company in which he was the Chief Executive Officer and owner for over 20 years.  The Dyskant Company was involved in the import, export and wholesale business.  Prior to establishing the Dyskant Company, Mr. Dyskant served as a senior sales manager in a precious jewelry business for over 10 years.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. Mandy Chung, our CFO, Secretary, and Treasurer, attends all meetings of the Board of Directors, including those meetings at which the board is performing those functions which would generally be performed by an audit committee. Mrs. Chung is licensed as a Certified Public Accountant in California. Mrs. Chung has over 15 years of public accounting experience in providing auditing, accounting, business consulting and tax services to a wide range of industries. She has extensive experience in performing reviews and audits for various organizations including publicly reporting companies. She also had prior audit experience in the filing process for a start-up company that filed with the SEC to become a publicly reporting company. We believe that Mrs. Chung’s accounting expertise and audit experience allows her to provide satisfactory counsel to the Board and that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-The appropriate size of our Board of Directors;

-Our needs with respect to the particular talents and experience of our directors;

-The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-Experience in political affairs;

-Experience with accounting rules and practices; and

-The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2014 2013	$106,800 74,400	-0- -0-	$835 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$107,635 74,400
Mandy Chung, CFO, Secretary, and Treasurer	2014 2013	$52,500 48,000	-0- -0	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$52,500 48,000
Hangbo (Henry) Yu, General Manager and Director	2014 2013	$100,800 72,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$100,800 72,000
Fang Xu, CTO	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Shirley Liao, Director of Administration	2014 2013	$67,600 54,100	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$67,600 54,100

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

During the year ended December 31, 2012, we approved an incentive issuance of Class A Convertible Preferred Stock to our executives and certain key employees. Restricted Stock Award agreements were signed with each person issued Class A Convertible Preferred Stock. Ownership of these shares will fully vest in two years from the date of issue, and they are generally subject to forfeiture in the event the holder leaves the company prior to the vesting date. Each share of Class A Convertible Preferred Stock is convertible at the option of the holder into one (1) share of our common stock. In addition, holders of Class A Convertible Preferred Stock are entitled to cast 100 votes for each share held on all matters submitted to a vote of the holders of our common stock. The goals of the incentive issuances of Class A Convertible Preferred Stock to our executives in 2012 were (i) to provide a continuing incentive for such executives to remain with the company, and (ii) to give our management and key employees a greater voice in the governance of the corporation.  These stock awards vested two years later on August 28, 2014.

During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares of the Company’s Class A Convertible Preferred shares as an incentive to the Company’s CEO, Zhijian (James) Zhang.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on October 10, 2014.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	0	-0	-	-
Mandy Chung, CFO, Secretary, and Treasurer	-	-	-	-	-	0	-0	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	0	-0	-	-
Fang Xu, CTO	-	-	-	-	-	-0	-0	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	0	-0	-	-

(1) All shares of Class A Convertible Preferred Stock issued on August 28, 2012 vested two years later on August 28, 2014. Each share of Class A Convertible Preferred Stock is convertible at the option of the holder into one (1) share of our common stock.

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	0	-0	-0	-0	-0	-0	-0
Hangbo (Henry) Yu	0	-0	-0	-0	-0	-0	-0
Robert Dyskant	0	-0	-0	-0	-0	-0	-0

Narrative Disclosure to the Director Compensation Table

We do not currently provide any set compensation to directors for their service as directors.

Employment Agreements with Current Management

On January 31, 2015, our subsidiary, Sunvalley Solar Tech, Inc., entered into employment agreements with Zhijian (James) Zhang, Hangbo (Henry) Yu, William Hsien and Mehmet Cercioglu.  The employment agreement with Mr. Zhang provides that he will be paid an annual salary of $108,000, and that he may be paid bonuses in the discretion of the Board of Directors.  The term of the employment agreement is for three years.  If the Company adopts any employee benefit plan or health and dental insurance plans, he is entitled to participate in those plans.  If the agreement is terminated by Mr. Zhang with just cause, Sunvalley Solar Tech, Inc. would be obligated to pay his salary for the duration of the agreement.  The terms of the employment agreement for Mr. Yu is similar to the agreement for Mr. Zhang except that Mr. Yu is paid an annual salary of $84,000.  The terms of the employment agreement for Mr. Hsien is similar to the agreement for Mr. Zhang except that Mr. Hsien is paid an annual salary of $120,000, his bonus shall not be less than 10% of his annual salary, and the term of his agreement is for two years.  .  The terms of the employment agreement for Mr. Cercioglu is similar to the agreement for Mr. Zhang except that Mr. Cercioglu is paid an annual salary of $96,000, and the term of his agreement is for two years.  We do not currently have any employment agreements in place with any of our other executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 87,156,979 shares common stock issued and outstanding as of April 13, 2015 and 1,000,000 shares of Class A Convertible Preferred Stock issued and outstanding as of April 13, 2015.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	441,152 shares(2)	0.51%
Common Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	367,118 shares(3)	0.42%
Common Stock	Robert Dyskant 339 Calver Park Beaumont, CA 92223	0 shares	0.0%
Common Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	87,948 shares(4)	0.10%
Common Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	133,799 shares(5)	0.15%
Common Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	256 shares	--
Common Stock Total of All Current Directors and Officers:		1,030,273	1.18%

Class A Convertible Preferred Stock	Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	330,000 shares	33.00%
Class A Convertible Preferred Stock	Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	240,000 shares	24.00%
Class A Convertible Preferred Stock	Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	70,000 shares	7.00%
Class A Convertible Preferred Stock	Mandy Chung 1059 Moreno Way Placentia, CA 92870	120,000 shares	12.00%
Class A Convertible Preferred Stock	Fang Xu 11239 Vandemen Way San Diego, CA 92131	0 shares	--
Class A Convertible Preferred Stock Total of All Current Directors and Officers:		760,000 shares	76.00%

More than 5% Beneficial Owners
Common Stock	None
Class A Convertible Preferred Stock	Anyork Lee 1050 Yorba Linda Rd. Placentia, CA 92870	100,000	10.00%
Class A Convertible Preferred Stock	William Hsien	70,000	7.00%
Class A Convertible Preferred Stock	Mehmet Cercioglu	70,000	7.00%

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

(2)	Includes 160,152 shares of common stock and 330,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 330,000 shares of common stock.
(3)	Includes 127,118 shares of common stock and 240,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 240,000 shares of common stock.
(4)	Includes 17,948 shares of common stock and 70,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 70,000 shares of common stock.
(5)	Includes 13,799 shares of common stock and 120,000 shares of Class A Convertible Preferred Stock, which are convertible at the option of the holder into 120,000 shares of common stock.

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

8.

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

The Company has or will enter into a Stock Purchase Agreement with each selling shareholder consistent with the terms described above. Payments for these shares will be made within two (2) months after the Future Business Transaction is completed and the funding has been received in the Company’s bank account, provided that the Future Business Transaction and the funding is received by the Company on or before September 1, 2015. If the Future Business Transaction is not completed and the transaction funding is not in the Company’s account on or before September 1st, 2015, the stock buyback may be terminated by Board of Directors, in its sole discretion.

The stock repurchase transactions are at a per share price which is substantially higher than the existing market price for the Company’s shares of common stock.  The transactions are intended to provide an incentive to the Company’s executives and key employees for their loyalty and long term employment. None of the conditions discussed above have been met through the current filing date.

9.

 During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares of the Company’s Class A Convertible Preferred shares as an incentive.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on October 10, 2014.  The shares vested immediately.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors, other than Robert Dyskant.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2014	$55,000	$0	$0	$0
December 31, 2013	$50,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit

Description

Number

3.1

Articles of Incorporation

(1)

3.2

Certificate of Designation for Class A Convertible Preferred Stock

(3)

3.3

Certificate of Amendment to Articles of Incorporation

(3)

3.4

Bylaws

(1)

10.1

Premises Lease dated as of December 1, 2014

Filed Herein

10.2

Distribution Contract – Tian Wei Solar Fils Co.

(2)

10.3

Agreement for Sale and Purchase of Sunvalley Solar Tech, Inc.

Filed Herein

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14

            Filed Herein

of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14

            Filed Herein

of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C.

            Filed Herein

Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.

            Filed Herein

Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

101.INS**

XBRL Instance Document

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase

101.LAB**

XBRL Taxonomy Extension Label Linkbase

101.DEF**

XBRL Taxonomy Extension Definition Linkbase

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase

101.SCH**

XBRL Taxonomy Extension Schema

(1)

Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011

(2)

Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011.

(3)

Incorporated by reference to Current Report on Form 8-K filed on September 5, 2012.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunvalley Solar, Inc.

By: /s/ Zhijian (James) Zhang                                Zhijiang (James) Zhang  President, Chief Executive Officer,  and Director  April 14, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Zhijian (James) Zhang                                Zhijiang (James) Zhang  President, Chief Executive Officer,  and Director  April 14, 2015

By:  /s/ Mandy Chung                                              Mandy Chung  Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer  April 14, 2015

By:  /s/ Hangbo (Henry) Yu__________

  Hangbo (Henry) Yu

  General Manager, Director  April 14, 2015

By:  /s/ Robert Dyskant______________

  Robert Dyskant

  Director  April 14, 2014

29