Form 10-Q
period 2015-03-31
SUNVALLEY SOLAR, INC.
filed 2015-05-20
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

[  ]

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to ______

Commission File Number 333-150692

Sunvalley Solar, Inc.

(Exact name of registrant as specified in its charter)

NEVADA

   20-8415633

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

            Identification No.)

398 Lemon Creek Dr. Suite A, Walnut CA 91789

(Address of principal executive offices)                                    (Zip Code)

(909) 598-0618

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,

every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in

Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class

     Outstanding as of May 15, 2015

Common Stock, $0.001 par value

87,156,979 shares

TABLE OF CONTENTS

Heading

Page

PART  I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets – March 31, 2015 (unaudited) and December 31, 2014

4

Condensed Consolidated Statements of Operations – three months ended March 31,

  2015 and 2014  (unaudited)

5

                    Condensed Consolidated Statements of Cash Flows – three months ended March 31, 2015 and

  2014 (unaudited)

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

10

  Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Mine Safety Disclosures

16

Item 5.

Other Information

16

Item 6.

Exhibits

16

Signatures

16

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying condensed consolidated balance sheets of Sunvalley Solar, Inc. at March 31, 2015 and December 31, 2014, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$614,021	$822,444
Resticted cash	25,000	25,000
Accounts receivable, net	1,549,054	2,167,580
Inventory	750,619	1,051,669
Costs in excess of billings on uncompleted contracts	313,139	318,734
Prepaid expenses and other current assets	55,708	16,002

Total current assets	3,307,541	4,401,429

PROPERTY AND EQUIPMENT, NET	26,732	26,957

OTHER ASSETS
Long-term accounts receivable, net	3,005,057	3,042,976
Other assets	3,870	3,870

Total other assets	3,008,927	3,046,846

TOTAL ASSETS	$6,343,200	$7,475,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,063,797	$4,740,648
Customer deposits	1,477,132	1,900,928
Accrued warranty	105,508	97,654
Advances from contractors	103,389	103,389
Current portion of long-term debt	17,025	16,774
Current portion of capital lease	4,206	4,017

Total current liabilities	5,771,057	6,863,410

LONG-TERM LIABILITIES
Capital leases, net of current portion	2,412	3,537
Notes payable, net of current portion	8,578	12,906

Total long-term liabilities	10,990	16,443

TOTAL LIABILITIES	5,782,047	6,879,853

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 Class A shares
authorized, 1,000,000 and 1,000,000 shares issued
and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 90,000,000 shares
authorized, 87,156,979 and 87,156,979 shares
issued and outstanding, respectively	87,157	87,157
Additional paid-in capital	4,152,867	4,152,867
Accumulated deficit	(3,679,871)	(3,645,645)

Total Stockholders' Equity	561,153	595,379

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,343,200	$7,475,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$925,742	$2,048
COST OF SALES	703,478	1,863

GROSS PROFIT	222,264	185

OPERATING EXPENSES
Salary and wage expense	127,238	100,397
Professional fees	45,650	37,734
Selling, general and
administrative expenses	83,004	75,250

Total Operating Expenses	255,892	213,381

LOSS FROM OPERATIONS	(33,628)	(213,196)

OTHER INCOME (EXPENSES)
Other income	350	132
Interest expense	(948)	(1,195)

Total other income (expenses)	(598)	(1,063)

LOSS BEFORE TAXES	(34,226)	(214,259)

Provision for income taxes	-	-

NET LOSS	$(34,226)	$(214,259)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	87,156,979	87,156,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES:

Net loss	$(34,226)	$(214,259)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	225	5,823
Changes in operating assets and liabilities:
Accounts receivable	656,445	137,102
Inventory	301,050	(119,952)
Prepaid expenses and other assets	(39,706)	(9,686)
Costs in excess of billings on uncompleted contracts	5,595	(24,368)
Accounts payable and accrued expenses	(676,851)	(178,427)
Accrued warranty expenses	7,854	(1,144)
Customer deposits	(423,796)	219,583

Net Cash Used in Operating Activities	(203,410)	(185,328)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:

Repayments of long term debt	(4,077)	(3,852)
Repayment of capital lease	(936)	(779)

Net Cash Used in Financing Activities	(5,013)	(4,631)

NET DECREASE IN CASH	(208,423)	(189,959)
CASH AT BEGINNING OF PERIOD	822,444	368,796

CASH AT END OF PERIOD	$614,021	$178,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$948	$1,195
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited consolidated financial statements.  The results of operations for the periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

SUNVALLEY SOLAR, INC.

 Notes to Condensed Financial Statements

March 31, 2015 and December 31, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Raw materials	$637,732	$912,272
Work in Progress	-	25,070
Finished goods	112,887	114,327
TOTAL	$750,619	$1,051,669

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 1,000,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,000,000 such potentially anti-dilutive shares excluded as of March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, the Company has capitalized $313,139 and $318,734 of costs incurred in relation to installation projects.

NOTE 5 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial by-out option at the end of the lease.  The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of March 31, 2015, the Company recognizes the current and long-term lease liability of $4,206 and $2,412, respectively. As of December 31, 2014, the Company has recorded the current and long-term lease liability of $4,017 and $3,537, respectively. Thus, the Company has $6,618 in remaining lease obligation as of March 31, 2015.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Financial Statements

March 31, 2015 and December 31, 2014

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

Business Development Plan

The primary components of our growth strategy are as follows:

•

Developing and commercializing our patent solar technology. By deploying this new technology into our PV panels and solar system, we hope to get into solar system control management, enhance the value provided to our customers and increase our profitability

•

Promoting and enhancing our company’s brand and reputation in solar design and integration and expanding our installation business.

•

Developing a PV panel manufacturing capability to provide high efficiency and low cost solar panels to US market. This will complement our installation business and provide an implementation platform for our R&D.

Expansion of Installation Business

We are planning to expand our installation business through acquisition or merging. We will continue to execute our marketing and sales strategy in Southern California and, with additional capital, will be able to expand our business to cover Northern California, Arizona or other states.  The planned expansion is expected to occur through acquiring smaller installation companies in these regions and/or through the establishment of subsidiaries in these states and boost our installation profits.

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

Commercialization of Research and Development

Our Patent “Networked Solar Panels and Related Methods” was issued on February 24, 2015.  We will need to commercialize this advanced technology through the design, fabrication, and characterization of prototype solar components and system cell.  The total expense for planned commercialization of our research and development will be approximately $2,000,000.  Through this technology, it is able to address the undesirable fluctuations in the voltage of the power grid due to uncertain environmental impact to solar system. Commercializing this technology into mass production will involve cooperation and approval from utility companies. In addition, the networked PV panel concept will also need to demonstrate that panels using the technology will have a productive life-span and a tolerance to environmental conditions such as humidity, temperature, wind load that are sufficient for the panels to be used in real life application. Accordingly, there is no guarantee that we will be able to commercially produce and market solar panels using our new networked PV panel system technology.

Initiate OEM Manufacturing of Solar Panels

By leveraging our solar panel installation business and R&D, we plan to procure OEM solar panels from selected Chinese manufacturers and to market them in the U.S. under our brand name. We will be responsible for R&D, quality control, customer service, sales and marketing activities, as well as panel certification in U.S.

The estimated OEM panel cost is less than $0.50 per watt. As a reference, currently, the lowest panel price is around $0.70 per watt (Mono-crystalline, Polycrystalline). We can use our own sales and installation platform to showcase the new panels and drive sales of the new panels in the U.S market. Meanwhile, we will continue our R&D effort on panel coating and other advanced technologies and apply the results to its panel manufacturing business. The goal will be to further improve the efficiency, lower the cost of solar panels, add control and management capability with our patent and proprietary technologies, and to grow our market share.

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

•

Offer a low cost, high efficiency and networked solar panel derived from advanced research

To boost our solar panel market share, our R&D team will work with our OEM partner to apply selective coating technique, patent networked panel technology and other cutting edge technologies to further reduce the manufacturing cost and improve the panel efficiency and management capability.

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

Results of Operations for the three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015, we generated gross revenues of $925,742. Total cost of sales was $703,478, resulting in gross profit of $222,264. Total operating expenses during the period were $255,892, and consisted of salary and wage expenses of $127,238, selling, general and administrative expenses of $83,004, and professional fees of $45,650. We experienced interest expense of $948 and other income of $350. Our net loss for the three months ended March 31, 2015 was therefore $34,226.

By comparison, during the three months ended March 31, 2014, we generated gross revenues of $2,048. Total cost of sales was $1,863, resulting in gross profit of $185. Total operating expenses were $213,381, and consisted of salary and wage expenses of $100,397, selling, general and administrative expenses of $72,250, and professional fees of $37,734. We experienced interest expense of $1,195 and other income of $132. Our net loss for the three months ended March 31, 2014 was therefore $214,259.

We did not have significant gross revenues during the three months ended March 31, 2014, but we improved substantially in the three months ended March 31, 2015. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for the projects which were in progress are therefore to be recognized upon completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We are currently working on ten major installation projects with contract prices totaling approximately $11 million. Two of these contracts in the amount of approximately $1 million are expected to be substantially completed by the second quarter of 2015. The rest of these projects are expected to be substantially completed by the end of 2015 or no later than first quarter of 2016.

The increase in operating expenses in the first quarter of 2015 were mainly due to an increase in salary and wage expense of $26,840 and an increase of professional fees of $8,277.

Liquidity and Capital Resources

As of March 31, 2015, we had current assets in the amount of $3,307,541, consisting of cash in the amount of $614,021, accounts receivable of $1,549,054, inventory in the amount of $750,619, costs in excess of billings on uncompleted contracts of $313,139, prepaid expenses and other current assets of $55,708 and restricted cash of $25,000. As of March 31, 2015, we had current liabilities in the amount of $5,771,057. These consisted of accounts payable and accrued expenses in the amount of $4,063,797, customer deposits of $1,477,132, accrued warranty of $105,508, advances from contractors of $103,389, the current portion of long term debt in the amount of $17,025, and the current portion of a capital lease in the amount of $4,206. Our working capital deficit as of March 31, 2015 was therefore $2,463,516.

Our net accounts receivable decreased by $618,526 as of March 31, 2015 compared to December 31, 2014 primarily due to the receipt of customers’ regular monthly payments, utilities rebates and cash grant awards for certain commercial customers during the first three months in 2015. In addition, inventory decreased $301,050 from December 31, 2014 to March 31, 2015 due to the completion of two major installation projects by recognizing the costs of goods sold in the first quarter of 2015.

The prepaid expenses and other assets increased by $39,705 from last year mostly due to the advanced deposits we made to our vendors for purchasing materials for certain work-in-progress projects. The customers’ deposits decreased by $423,796 due to two customers’ prepayments were applied to their accounts receivable since these installation projects were completed during the first quarter of 2015.

As of March 31, 2015, our long-term liabilities were $10,990, which consisted of a loan owing to East West Bank with a long term portion of $8,578 and the remaining long term obligations of a capital lease in the amount of $2,412. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $3,679,871 as of March 31, 2015. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are not effective.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of December 31, 2014. On November 19, 2013, the court ruled that Case NC059003-Sunvalley Solar, Inc v. All Fortune Group, LLC is related to Case KC066248-All Fortune Group, LLC v. Sunvalley; Case NC059003 is deemed the lead case and all future hearing dates will be heard in Long Beach Superior Court. Sunvalley filed a motion for right to attach order and writ of attachment pursuant to Code of Civil Procedure section 483.010 on November 27, 2013, which was granted on February 4, 2014. The trial is set for August 3, 2015. Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley.

Our agent for service of process in Nevada is Cane Clark Agency, LLC, 3273 East Warm Springs Rd., Las Vegas, NV 89120.

Item 1A.   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares of the Company’s Class A Convertible Preferred shares as an incentive.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on October 10, 2014.  The shares vested immediately.  The shares were issued under Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.  The certificate representing the shares contains a restrictive legend.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)

Exhibits:

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

By: /s/ Zhijian (James) Zhang____________________  Zhijiang (James) Zhang  President, Chief Executive Officer,  and Director  May 20, 2015

By:  /s/ Mandy Chung___________________________  Mandy Chung  Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer  May 20, 2015

15