Form 10-Q
period 2015-06-30
SUNVALLEY SOLAR, INC.
filed 2015-08-19
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes [ X]  No [  ]

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

      Class

     Outstanding as of August 12, 2015

Common Stock, $0.001 par value

4,357,883 shares

TABLE OF CONTENTS

Heading

Page

PART  I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets – June 30, 2015 (unaudited) and December 31, 2014

4

Condensed Consolidated Statements of Operations – three and six months ended June 30,

  2015 and 2014  (unaudited)

5

                    Condensed Consolidated Statements of Cash Flows – six months ended June 30, 2015 and

  2014 (unaudited)

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

10

  Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.

Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Mine Safety Disclosures

16

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying condensed consolidated balance sheets of Sunvalley Solar, Inc. at June 30, 2015 and December 31, 2014, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2015 and 2014 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$479,309	$822,444
Resticted cash	50,000	25,000
Accounts receivable, net	1,266,098	2,167,580
Inventory	792,395	1,051,669
Costs in excess of billings on uncompleted contracts	384,164	318,734
Prepaid expenses and other current assets	169,457	16,002
Total current assets	3,141,423	4,401,429

PROPERTY AND EQUIPMENT, NET	21,031	26,957

OTHER ASSETS
Long-term accounts receivable, net	2,949,882	3,042,976
Other assets	7,757	3,870

Total other assets	2,957,639	3,046,846
TOTAL ASSETS	$6,120,093	$7,475,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,815,771	$4,740,648
Customer deposits	1,756,530	1,900,928
Accrued warranty	94,532	97,654
Advances from contractors	103,389	103,389
Current portion of long-term debt	17,279	16,774
Current portion of capital lease	4,404	4,017

Total current liabilities	5,791,905	6,863,410

LONG-TERM LIABILITIES
Capital leases	1,234	3,537
Notes payable	4,188	12,906

Total long-term liabilities	5,422	16,443

TOTAL LIABILITIES	5,797,327	6,879,853

STOCKHOLDERS' EQUITY

Class A convertible preferred stock: $0.001 par value,
1,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Class B convertible preferred stock: $0.001 par value,
2,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares
authorized, 4,357,883 and 4,357,883 shares issued and outstanding, respectively	4,358	4,358
Additional paid-in capital	4,235,666	4,235,666
Accumulated deficit	(3,918,258)	(3,645,645)

Total Stockholders' Equity	322,766	595,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,120,093	$7,475,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$143,682	$17,580	$1,069,424	$19,628
COST OF SALES	94,340	7,972	797,818	9,835

GROSS PROFIT	49,342	9,608	271,606	9,793

OPERATING EXPENSES
Salary and wage expense	163,882	128,864	291,120	229,261
Bad debt expense	-	50,000	-	50,000
Professional fees	49,503	41,276	95,153	79,010
Selling, general and
administrative expenses	73,925	62,372	156,929	137,622

Total Operating Expenses	287,310	282,512	543,202	495,893

INCOME (LOSS) FROM OPERATIONS	(237,968)	(272,904)	(271,596)	(486,100)

OTHER INCOME (EXPENSES)
Other income	235	597	585	729
Interest expense	(654)	(1,589)	(1,602)	(2,784)

Total other income (expenses)	(419)	(992)	(1,017)	(2,055)

INCOME (LOSS) BEFORE TAXES	(238,387)	(273,896)	(272,613)	(488,155)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(238,387)	$(273,896)	$(272,613)	$(488,155)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.05)	$(0.06)	$(0.06)	$(0.11)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,357,849	4,357,849	4,357,849	4,357,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES:

Net income (loss)	$(272,613)	$(488,155)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	11,483	11,628
Bad debt expense	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	994,576	820,742
Inventory	259,274	(140,366)
Prepaid expenses	(153,455)	(348,044)
Restricted cash	(25,000)	-
Costs in excess of billings on uncompleted contracts	(65,430)	(84,620)
Other assets	(3,887)	-
Accounts payable and accrued expenses	(924,877)	(664,379)
Accrued warranty expenses	(3,122)	(3,887)
Customer deposits	(144,398)	856,237

Net Cash Provided by (Used in) Operating Activities	(327,447)	9,156

INVESTING ACTIVITIES:

Purchase of equipment	(5,557)	-

Net Cash Used in Investing Activities	(5,557)	-

FINANCING ACTIVITIES:

Repayments of long term debt	(8,213)	(7,760)
Repayment of capital lease	(1,916)	(1,594)

Net Cash Used in Financing Activities	(10,129)	(9,354)

NET DECREASE IN CASH	(343,135)	(198)
CASH AT BEGINNING OF PERIOD	822,444	368,796

CASH AT END OF PERIOD	$479,309	$368,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,602	$2,784
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

June 30, 2015 and December 31, 2014

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Raw materials	$589,133	$912,272
Work in Progress	8,662	25,070
Finished goods	194,600	114,327
	$792,395	$1,051,669

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 50,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were no such potentially anti-dilutive shares excluded as of June 30, 2015 as their effect would have been antidilutive.

NOTE 4 - RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of June 30, 2015 and December 31, 2014, the Company maintains a certificate of deposit in the amount of $50,000 and $25,000, respectively, with a financial institution.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
2015		2014
Computer and equipment	80,825	$75,268
Furniture	16,655	16,655
Software	2,368	2,368
Vehicles	86,339	86,339
Gross Property and Equipment	186,187	180,630
Less: accumulated depreciation	(165,156)	(153,673)
Net Property and Equipment	$21,031	$26,957

Depreciation expense for the six months ended June 30, 2015 and 2014 was $11,483 and $11,628, respectively.

NOTE 6 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in certain major short-term solar panel installation projects.  The Company is accounting for revenue and expenses associated with these contracts under the completed contract method of accounting in accordance with ASC 605.  Under ASC 605, income is recognized on when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet.  Under the completed contract method, no profit or income is recorded before substantial completion of the work.

As of June 30, 2015 and December 31, 2014, the Company has capitalized $384,164 and $318,734 of costs incurred in relation to installation projects.

NOTE 7 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial buy-out option at the end of the lease.  The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of June 30, 2015, the Company recognizes the current and long-term lease liability of $4,404 and $1,234, respectively. As of December 31, 2014, the Company has recorded the current and long-term lease liability of $4,017 and $3,537, respectively. Thus, the Company has $5,638 and $7,554 in remaining lease obligation as of June 30, 2015 and December 31, 2014, respectively.

NOTE 8– COMMON STOCK

Effective July 22, 2015, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The accompanying financial statements reflect the reverse stock split on a retroactive basis.

NOTE 9– PREFERRED STOCK

As of June 30, 2015, the Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 20 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of June 30, 2015 and December 31, 2014, there were 1,000,000 shares of Class A Convertible Preferred Stock issued and outstanding.

During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares of the Company’s Class A Convertible Preferred shares convertible at 20 Series A Preferred shares for 1 common share (previously 1 preferred share for 1 pre-split common share) as an incentive.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on the date of issuance.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock.  As of June 30, 2015 and December 31, 2014, there were no shares of Class B Convertible Preferred Stock issued and outstanding.

NOTE 10– COMMITMENTS AND CONTINGENCIES

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of June 30, 2015. On November 19, 2013, the court ruled that Case NC059003-Sunvalley Solar, Inc v. All Fortune Group, LLC is related to Case KC066248-All Fortune Group, LLC v. Sunvalley; Case NC059003 is deemed the lead case and all future hearing dates will be heard in Long Beach Superior Court. Sunvalley filed a motion for right to attach order and writ of attachment pursuant to Code of Civil Procedure section 483.010 on November 27, 2013, which was granted on February 4, 2014. On July 29, 2015, both parties had a mediation but did not reach any settlement.  The trial date is rescheduled for October 5, 2015.  Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley.

NOTE 11– SUBSEQUENT EVENTS

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to multiple officers. The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares, and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock.  The Company also increased the number of authorized common shares from 4,500,000 to 150,000,000 and preferred shares from 1,000,000 to 6,000,000.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Reverse Stock Split

Effective July 22, 2015, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The accompanying financial statements reflect the reverse stock split on a retroactive basis.  Shares of the Company’s issued and outstanding Class A Convertible Preferred Stock are now convertible to shares of the Company’s common stock on a 20 Class A Convertible Preferred shares for 1 common shares basis.

Class B Convertible Preferred Stock

On July 23, 2015, the Company issued 2,000,000 shares of its Class B Convertible Preferred Stock. The holders of the Class B Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 common shares, and have the right to 10 votes per Class B share for all matters submitted to the holders of the Company’s common stock.

Increase in Authorized Shares

In July 2015, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 150,000,000 and preferred shares to 6,000,000.

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

Results of Operations for the three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015, we generated gross revenues of $143,682. Total cost of sales was $94,340, resulting in gross profit of $49,342. Total operating expenses during the period were $287,310, and consisted of salary and wage expenses of $163,882, selling, general and administrative expenses of $73,925, and professional fees of $49,503. We experienced interest expense of $654 and other income of $235. Our net loss for the three months ended June 30, 2015 was therefore $238,387.

By comparison, during the three months ended June 30, 2014, we generated gross revenues of $17,580. Total cost of sales was $7,972, resulting in gross profit of $9,608. Total operating expenses were $282,512, and consisted of salary and wage expenses of $128,864, selling, general and administrative expenses of $62,372, bad debt expense of $50,000, and professional fees of $41,276. We experienced interest expense of $1,589 and other income of $597. Our net loss for the three months ended June 30, 2014 was therefore $272,904.

We did not have significant gross revenues during the three months ended June 30, 2014, but we improved substantially in the three months ended June 30, 2015. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for the projects which were in progress are therefore to be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We are currently working on nine major installation projects with contract prices totaling approximately $11 million. Out of these contracts, two contracts in the amount of approximately $1.3 million and three contracts in the amount of approximately $4 million are expected to be substantially completed by the third and fourth quarters of 2015, respectively. The rest of these projects are expected to be substantially completed by June 2016.

The modest increase in operating expenses in the second quarter of 2015 was mainly due to an increase in salary and wage expense of $35,018, an increase in selling, general and administration expense of $11,553 and an increase of professional fees of $8,277, partially offset by a decrease in bad debt expense of $50,000.

Results of Operations for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015, we generated gross revenues of $1,069,424. Total cost of sales was $797,818, resulting in gross profit of $271,606. Total operating expenses during the period were $543,202, and consisted of salary and wage expenses of $291,120, selling, general and administrative expenses of $156,929, and professional fees of $95,153. We experienced interest expense of $1,602 and other income of $585. Our net loss for the six months ended June 30, 2015 was therefore $272,613.

By comparison, during the six months ended June 30, 2014, we generated gross revenues of $19,628. Total cost of sales was $9,835, resulting in gross profit of $9,793. Total operating expenses were $495,893, and consisted of salary and wage expenses of $229,261, selling, general and administrative expenses of $137,622, bad debt expense of $50,000 and professional fees of $79,010. We experienced interest expense of $2,784 and other income of $729. Our net loss for the six months ended June 30, 2014 was therefore $488,155.

We did not have significant gross revenues during the six months ended June 30, 2014, but we improved substantially in the six months ended June 30, 2015. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for the projects which were in progress are therefore to be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

The increase in operating expenses in the first six months of 2015 were mainly due to an increase in salary and wage expense of $61,859, an increase in selling, general and administration expense of $19,307 and an increase of professional fees of $16,143, partially offset by a decrease in bad debt expense of $50,000.

Liquidity and Capital Resources

As of June 30, 2015, we had current assets in the amount of $3,141,423, consisting of cash in the amount of $479,309, accounts receivable of $1,266,098, inventory in the amount of $792,395, costs in excess of billings on uncompleted contracts of $384,164, prepaid expenses and other current assets of $169,457 and restricted cash of $50,000. As of June 30, 2015, we had current liabilities in the amount of $5,791,105. These consisted of accounts payable and accrued expenses in the amount of $3,815,771, customer deposits of $1,756,530, accrued warranty of $94,532, advances from contractors of $103,389, the current portion of long term debt in the amount of $17,279, and the current portion of a capital lease in the amount of $4,404. Our working capital deficit as of June 30, 2015 was therefore $2,650,482.

As of June 30, 2015, our long-term liabilities were $5,422, which consisted of a loan owing to East West Bank with a long term portion of $4,188 and the remaining long term obligations of a capital lease in the amount of $1,234. The principal amount outstanding on the East West Bank loan accrues annual interest at the bank's variable index rate. The East West Bank loan is collateralized by all business assets.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $3,918,258 as of June 30, 2015. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages. The exact amount sought is unknown. It is not clear that these situations have given rise to liabilities, because we don't know if the situation will result in any future payments. Therefore, no accrued contingency liabilities were recorded as of June 30, 2015. On November 19, 2013, the court ruled that Case NC059003-Sunvalley Solar, Inc v. All Fortune Group, LLC is related to Case KC066248-All Fortune Group, LLC v. Sunvalley; Case NC059003 is deemed the lead case and all future hearing dates will be heard in Long Beach Superior Court. Sunvalley filed a motion for right to attach order and writ of attachment pursuant to Code of Civil Procedure section 483.010 on November 27, 2013, which was granted on February 4, 2014. On July 29, 2015 both parties met in mediation but did not reach any settlement.  The trial date is rescheduled for October 5, 2015. Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley.

Our agent for service of process in Nevada is Cane Clark Agency, LLC, 3273 East Warm Springs Rd., Las Vegas, NV 89120.

Item 1A.   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares (of the Company’s Class A Convertible Preferred shares as an incentive to the Company’s President.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on October 10, 2014.  The shares vested immediately.  The shares were issued under Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

In July 2015, the Board of Directors approved the incentive issuance of 2,000,000 shares of the Company’s Class B Convertible Preferred shares as an incentive to the following persons, in the following amounts:

Zhijian (James) Zhang

1,250,000 shares

Hangbo (Henry) Yu

   325,000 shares

Waiman Mandy Chung

     70,000 shares

Anyork Lee

     50,000 shares

Shirley Liao

     70,000 shares

William Hsien

     70,000 shares

Mehmet Cercioglu

     55,000 shares

Thomas L. Louie

     30,000 shares

Dan Shi

     20,000 shares

Fang Xu

     60,000 shares

These shares were issued as incentive compensation for services rendered or to be rendered by certain officers, directors, and key employees of the Company, and the issuance to each individual is governed by a Restricted Stock Award Agreement. Under the relevant award agreements, the shares issued are subject to forfeiture in event of the recipient’s resignation or dismissal within (1) year of issuance. Prior to vesting, the shares issued may not be transferred or encumbered.

This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

The shares of Class B Convertible Preferred Stock vote together with the Company’s Common shares, but shares of the Class B Convertible Preferred Stock have 10 votes per share.  The Class B Convertible Preferred Stock is convertible into shares of the Company’s Common Stock at the conversion rate of one (1) Class B Convertible Preferred Share for ten (10) Common shares.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)

Exhibits:

Exhibit

Description

Number

3.1

Certificate of Amended and Restated Articles of Incorporation

(1)

3.2

Certificate of Designation for Class A Convertible Preferred Stock

(2)

3.3

Certificate of Designation for Class B Convertible Preferred Stock

(1)

3.4

Bylaws

(3)

10.1

Premises Lease dated as of December 1, 2014

(4)

10.2

Distribution Contract – Tian Wei Solar Fils Co.

(5)

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

101.DEF**

XBRL Taxonomy Extension Definition Linkbase

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase

101.SCH**

XBRL Taxonomy Extension Schema

(1)

Incorporated by reference to Current Report on Form 8-K filed on July 24, 2015

(2)

Incorporated by reference to Current Report on Form 8-K filed on September 5, 2012

(3)

Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011

(4)

Incorporated by reference to Annual Report on Form 10-K filed on April 15, 2015

(5)

Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011

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

Sunvalley Solar, Inc.

By: /s/ Zhijian (James) Zhang_____________________  Zhijiang (James) Zhang  President, Chief Executive Officer,  and Director  August 19, 2015

By:  /s/ Mandy Chung____________________________  Mandy Chung  Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer  August 19, 2015

16