Form 10-Q
period 2015-09-30
SUNVALLEY SOLAR, INC.
filed 2015-11-16
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

      Class

     Outstanding as of November 10, 2015

Common Stock, $0.001 par value

4,358,176 shares

TABLE OF CONTENTS

Heading

Page

PART  I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets – September 30, 2015

  (unaudited) and December 31, 2014

4

Condensed Consolidated Statements of Operations – three and nine months ended September 30, 2015 and 2014  (unaudited)

5

                    Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2015 and 2014 (unaudited)

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

11

  Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.

Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Mine Safety Disclosures

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying condensed consolidated balance sheets of Sunvalley Solar, Inc. at September 30, 2015 and December 31, 2014, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2015 and 2014 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$828,370	$822,444
Resticted cash	37,500	25,000
Accounts receivable, net	1,118,815	2,167,580
Inventory	786,985	1,051,669
Costs in excess of billings on uncompleted contracts	503,599	318,734
Prepaid expenses and other current assets	255,177	16,002

Total current assets	3,530,446	4,401,429

PROPERTY AND EQUIPMENT, NET	32,827	26,957

OTHER ASSETS
Long-term accounts receivable, net	2,531,668	3,042,976
Other assets	7,757	3,870

Total other assets	2,539,425	3,046,846

TOTAL ASSETS	$6,102,698	$7,475,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,741,104	$4,740,648
Customer deposits	1,878,492	1,900,928
Accrued warranty	86,614	97,654
Advances from contractors	103,389	103,389
Current portion of long-term debt	17,279	16,774
Current portion of capital lease	4,611	4,017

Total current liabilities	5,831,489	6,863,410

LONG-TERM LIABILITIES
Capital leases	-	3,537
Notes payable	-	12,906

Total long-term liabilities	-	16,443

TOTAL LIABILITIES	5,831,489	6,879,853

Contingent liabilities	-	-

STOCKHOLDERS' EQUITY

Class A convertible preferred stock: $0.001 par value,
1,000,000 shares authorized, 1,000,000 shares issued
and outstanding, respectively	1,000	1,000
Class B convertible preferred stock: $0.001 par value,
2,000,000 shares authorized, 2,000,000 shares issued and
outstanding, respectively	2,000	-
Common stock, $0.001 par value, 150,000,000 shares
authorized, 4,357,849 and 4,357,849 shares
issued and outstanding, respectively	4,358	4,358
Additional paid-in capital	6,233,666	4,235,666
Stock subscription payable	(1,621,919)	-
Accumulated deficit	(4,347,896)	(3,645,645)

Total Stockholders' Equity	271,209	595,379

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,102,698	$7,475,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$817,481	$882,160	$1,886,906	$901,788
COST OF SALES	557,767	513,767	1,355,585	523,602

GROSS PROFIT	259,714	368,393	531,321	378,186

OPERATING EXPENSES
Salaries and wages	560,806	128,283	851,926	357,544
Bad Debts	-	49,620	-	99,620
Professional fees	53,374	28,910	148,527	107,920
General and administrative	74,970	100,496	231,899	238,118

Total Operating Expenses	689,150	307,309	1,232,352	803,202

INCOME (LOSS) FROM OPERATIONS	(429,436)	61,084	(701,031)	(425,016)

OTHER INCOME (EXPENSES)
Other income	346	1,035	931	1,764
Interest expense	(549)	(976)	(2,151)	(3,760)

Total other income (expenses)	(203)	59	(1,220)	(1,996)

INCOME (LOSS) BEFORE TAXES	(429,639)	61,143	(702,251)	(427,012)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(429,639)	$61,143	$(702,251)	$(427,012)

BASIC INCOME (LOSS) PER SHARE	$(0.10)	$0.01	$(0.16)	$(0.10)

DILUTED INCOME (LOSS) PER SHARE	$(0.10)	$0.01	$(0.16)	$(0.10)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,357,849	4,357,849	4,357,849	4,357,849

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,357,849	4,405,349	4,357,849	4,357,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES:

Net loss	$(702,251)	$(427,012)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	17,253	17,271
Preferred shares issued for services	378,081	-
Bad debt expense	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	1,560,074	384,998
Inventory	264,684	(1,326,035)
Prepaid expenses and other current assets	(239,175)	(74,625)
Restricted cash	(12,500)	-
Costs in excess of billings on uncompleted contracts	(184,865)	(238,578)
Other assets	(3,887)	-
Accounts payable and accrued expenses	(999,544)	(531,357)
Accrued warranty expenses	(11,040)	(375)
Customer deposits	(22,436)	2,264,602

Net Cash Provided by Operating Activities	44,394	168,889

INVESTING ACTIVITIES:

Purchase of equipment	(23,124)	-

Net Cash Used in Investing Activities	(23,124)	-

FINANCING ACTIVITIES:

Repayments of long term debt	(12,401)	(11,718)
Repayment of capital lease	(2,943)	(2,448)

Net Cash Used in Financing Activities	(15,344)	(14,166)

NET CHANGE IN CASH	5,926	154,723
CASH AT BEGINNING OF PERIOD	822,444	368,796

CASH AT END OF PERIOD	$828,370	$523,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$549	$3,760
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

September 30, 2015 (unaudited) and December 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s inventory consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$250,778	$912,272
Work in Progress	0	25,070
Finished goods	536,207	114,327
Total Inventory	$786,985	$1,051,669

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 20,000,000 and 20,000,000 shares to be issued upon conversion of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 40,000,000 such potentially anti-dilutive shares excluded as of September 30, 2015 as their effect would have been antidilutive.

NOTE 4 - RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of September 30, 2015 and December 31, 2014, the Company maintains a certificate of deposit in the amount of $50,000 and $25,000, respectively, with a financial institution.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
2015		2014
Computer and equipment	95,017	$75,268
Furniture	20,029	16,655
Software	2,368	2,368
Vehicles	86,339	86,339
Gross Property and Equipment	203,753	180,630
Less: accumulated depreciation	(170,926)	(153,673)
Net Property and Equipment	$32,827	$26,957

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $17,253 and $17,269, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company has capitalized $503,599 and $318,734 of costs incurred in relation to installation projects.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

September 30, 2015 (unaudited) and December 31, 2014

NOTE 7 – CAPITAL LEASE

The Company leased equipment in September 2011 and such lease has been classified as a capital lease because it contained a beneficial buy-out option at the end of the lease.  The Company has used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of September 30, 2015, the Company recognizes the current and long-term lease liability of $4,611 and $0, respectively. As of December 31, 2014, the Company has recorded the current and long-term lease liability of $4,017 and $3,537, respectively. Thus, the Company has $4,611 and $7,554 in remaining lease obligation as of September 30, 2015 and December 31, 2014, respectively.

NOTE 8– COMMON STOCK

Effective July 22, 2015, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The accompanying financial statements reflect the reverse stock split on a retroactive basis. The Company also increased the number of authorized common shares from 4,500,000 to 150,000,000 and preferred shares from 1,000,000 to 6,000,000

NOTE 9– PREFERRED STOCK

As of September 30, 2015, the Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 20 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of September 30, 2015 and December 31, 2014, there were 1,000,000 shares of Class A Convertible Preferred Stock issued and outstanding.

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

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of September 30, 2015 and December 31, 2014, there were 2,000,000 shares and -0- shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $378,081 was recorded during the nine months ended September 30, 2015, and the remaining compensation expense related to the unvested portion of preferred stock was $1,621,919.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

September 30, 2015 (unaudited) and December 31, 2014

NOTE 10– COMMITMENTS AND CONTINGENCIES

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages.  On November 19, 2013, the court ruled that Case NC059003-Sunvalley Solar, Inc v. All Fortune Group, LLC is related to Case KC066248-All Fortune Group, LLC v. Sunvalley; Case NC059003 is deemed the lead case and all future hearing dates will be heard in Long Beach Superior Court. Sunvalley filed a motion for right to attach order and writ of attachment pursuant to Code of Civil Procedure section 483.010 on November 27, 2013, which was granted on February 4, 2014. On July 29, 2015, both parties had a mediation but did not reach any settlement.  Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley.  A settlement has been reached between Sunvalley and All Fortune.  See subsequent events for details.

Sunvalley filed a lawsuit against China Electric Equipment Group Corporation (CEEG) on January 17, 2013 for breach of contract, intentional and negligent misrepresentation and violation of California business & professions code. Sunvalley  requested CEEG to compensate the damages and economic losses in the amount of no less than $2,000,000.

CEEG (Shanghai) Solar Science & Technology Co., LTD., (parent of CEEG), here collectively called as CEEG, filed a lawsuit in USA against Sunvalley on September 18, 2015 to enforce the Foreign Arbitration Award issued by the Shanghai International Economic and Trade Arbitration Commission (SIETAC) in favor of CEEG and against Sunvalley, on December 10, 2013.  CEEG requested damages of $1,000,000 representing the principal amount awarded to CEEG under the Arbitral Award in China plus interest, currency exchange loss and other professional fees in the amount approximately $450,000.  On October 29, 2015, the Court granted CEEG’s motion to compel arbitration in China. However, Sunvalley will file an appeal to the Court to request the ruling of the CEEG case in the United States instead of China. Any potential loss arising from this claim has not been recorded as a liability as the probability of loss has been determined by the Company to be remote.

NOTE 11– SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and noted the material subsequent events as follows:

A settlement was reached between Sunvalley and All Fortune on October 7, 2015.  A money judgement is awarded in the amount of $874,689 to Sunvalley.  All Fortune will pay $380,000 within 20 days after All Fortune’s receipt of Sunvalley’s insurer payment of $215,000.  All Fortune agrees to pay Sunvalley the remaining balance owed of $494,689 in 30 monthly payments at $16,453 each and the 31st monthly payment of $1,100.

On October 29, 2015, the Court granted CEEG’s motion to compel arbitration in China.  However, Sunvalley will file an appeal to the Court to request the ruling of the CEEG case in the United States instead of China.

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

Class B Convertible Preferred Stock

On July 23, 2015, the Company issued 2,000,000 shares of its Class B Convertible Preferred Stock in exchange for services valued at $2,000,000. The holders of the Class B Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 common shares, and have the right to 10 votes per Class B share for all matters submitted to the holders of the Company’s common stock.

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

Results of Operations for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015, we generated gross revenues of $817,481. Total cost of sales was $557,767, or 68.23% of gross revenues, resulting in gross profit of $259,714. Total operating expenses during the period were $689,150, and consisted of salary and wage expenses of $560,806, general and administrative expenses of $74,970, and professional fees of $53,374. We experienced interest expense of $549 and other income of $346. Our net loss for the three months ended September 30, 2015 was therefore $429,639, or $0.10 per share.

By comparison, during the three months ended September 30, 2014, we generated gross revenues of $882,160. Total cost of sales was $513,767, or 58.24% of gross revenues, resulting in gross profit of $368,393 Total operating expenses were $307,309, and consisted of salary and wage expenses of $128,283, general and administrative expenses of $100,496, bad debt expense of $49,620, and professional fees of $28,910. We experienced interest expense of $976 and other income of $1,035. Our net profit for the three months ended September 30, 2014 was therefore $61,143, or $0.01 per share.

Our gross revenues for during the three months ended September 30, 2015 decreased $64,679 from the gross revenues we generated in the three months ended September 30, 2014. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for the projects which were in progress are therefore to be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We are currently working on eight major installation projects with contract prices totaling approximately $10 million. Out of these contracts, four contracts in the amount of approximately $4 million and two contracts in the amount of approximately $3 million are expected to be substantially completed by the fourth quarter of 2015 and first quarter of 2016, respectively. The rest of the projects in the amount of approximately $3 million are expected to be substantially completed by September 2016.

The significant increase in operating expenses of $381,841 in the third quarter of 2015 was mainly due to a $432,523 increase in salaries and wages expense which included $378,081 from the issuance of the Company’s 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors and/or employees on July 23, 2015, and an increase in professional fees of $24,464 which was  partially offset by a decrease in bad debt expense of $49,620 and a decrease in general and administration expense of $25,526.

Results of Operations for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, we generated gross revenues of $1,886,906. Total cost of sales was $1,355,585, or 71.84% of gross revenues, resulting in gross profit of $531,321. Total operating expenses during the period were $1,232,352, and consisted of salary and wage expenses of $851,926, general and administrative expenses of $231,900, and professional fees of $2,148,527. We experienced interest expense of $2,151 and other income of $931. Our net loss for the nine months ended September 30, 2015 was therefore $702,251, or $0.16 per share.

By comparison, during the nine months ended September 30, 2014, we generated gross revenues of $901,788. Total cost of sales was $523,602, or 58.06% of gross revenues, resulting in gross profit of $378,186. Total operating expenses were $803,202, and consisted of salary and wage expenses of $851,926, general and administrative expenses of $238,118, bad debt expense of $99,620 and professional fees of $107,920. We experienced interest expense of $3,760 and other income of $1,764. Our net loss for the nine months ended September 30, 2014 was therefore $427,012, or $0.10 per share.

Our gross revenues during the nine months ended September 30, 2015 increased significantly by $985,118. Under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work. The revenue for the projects which were in progress are therefore to be recognized after their completion. Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

The increase in operating expenses in the first nine months of 2015 was mainly due to an increase of salary and wage expense of $494,382 which included $378,081 from the issuance of the Company’s 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors and/or employees on July 23, 2015,  andan increase in professional fees of $40,607 which was partially offset by a decrease in bad debt expense of $99,620 and a decrease of general and administration expense of $6,218.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets in the amount of $3,530,446, consisting of cash in the amount of $828,370, accounts receivable of $1,118,815, inventory in the amount of $786,985, costs in excess of billings on uncompleted contracts of $503,599, prepaid expenses and other current assets of $255,177 and restricted cash of $37,500. As of September 30, 2015, we had current liabilities in the amount of $5,831,489. These consisted of accounts payable and accrued expenses in the amount of $3,741,104, customer deposits of $1,878,492, accrued warranty of $86,614, advances from contractors of $103,389, the current portion of long term debt in the amount of $17,279, and the current portion of a capital lease in the amount of $4,611. Our working capital deficit as of September 30, 2015 was therefore $2,301,043.

As of September 30, 2015, our long-term liabilities were $-0-.

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

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and we had an accumulated deficit of $4,347,896 as of September 30, 2015. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We filed a contractual fraud case against one of our commercial installation customers, All Fortune Group LLC (All Fortune), during September 2013 for causes of action including breach of contract, common counts and fraudulent transfer. The relief claimed consists mainly of monetary damages and interest including punitive dames, costs of suits for no less than $1.2 million. As a result of the filing, All Fortune filed a lawsuit against us for causes of action including breach of contract, negligent misrepresentation, intentional misrepresentation and fraud. The relief claimed by All Fortune consists mainly of monetary damages including punitive damages, costs of suit and other recoverable fees and damages.  On November 19, 2013, the court ruled that Case NC059003-Sunvalley Solar, Inc v. All Fortune Group, LLC is related to Case KC066248-All Fortune Group, LLC v. Sunvalley; Case NC059003 is deemed the lead case and all future hearing dates will be heard in Long Beach Superior Court. Sunvalley filed a motion for right to attach order and writ of attachment pursuant to Code of Civil Procedure section 483.010 on November 27, 2013, which was granted on February 4, 2014. On July 29, 2015, both parties had a mediation but did not reach any settlement.  Sunvalley contracted Absolute Urethane to remodel All Fortune’s roof in order to install the solar system. Per the roofing contract, Absolute Urethane shall furnish all labor, materials and equipment and perform all operations required as specified and the company provide a 15 year warranty for this roofing project. Since All Fortune brought the law suits against Sunvalley and Absolute Urethane at the same time, Absolute Urethane filed a cross-complaint against Sunvalley.  A settlement was reached between Sunvalley and All Fortune on October 7, 2015.  A money judgement is awarded in the amount of $874,689 to Sunvalley.  All Fortune will pay $380,000 within 20 days after All Fortune’s receipt of Sunvalley’s insurer payment of $215,000.  All Fortune agrees to pay Sunvalley the remaining balanced owed of $494,689 in 30 monthly payments at $16,453 each and the 31st monthly payment of $1,100.

Sunvalley filed a lawsuit against China Electric Equipment Group Corporation (CEEG) on January 17, 2013 for breach of contract, intentional and negligent misrepresentation and violation of California business & professions code and requested CEEG to compensate the damages and economic losses in the amount of no less than $2,000,000.

CEEG (Shanghai) Solar Science & Technology Co., LTD., (parent of CEEG), here collectively called as CEEG, filed a lawsuit in USA against Sunvalley on September 18, 2015  to enforce the Foreign Arbitration Award issued by the Shanghai International Economic and Trade Arbitration Commission (SIETAC) in favor of CEEG and against Sunvalley on December 10, 2013.  CEEG requested damages of $1,000,000 representing the principal amount awarded to CEEG under the Arbitral Award in China plus interest, currency exchange loss and other professional fees in the amount approximately $450,000.

On October 29, 2015, the Court granted CEEG’s motion to compel arbitration in China.  However, Sunvalley will file an appeal to the Court to request the ruling of the CEEG case in the United States instead of China.

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
 November 16, 2015

By:  /s/ Mandy Chung____________________________
 Mandy Chung
 Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer
 November 16, 2015

19