Form 10-K
period 2015-12-31
SUNVALLEY SOLAR, INC.
filed 2016-04-14
CIK 1434477

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the Fiscal Year Ended December 31, 2015

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

Yes [  ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,003,054 as of June 30, 2015, using an average of bid and asked prices of $0.231 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date of 4,358,176 as of April 5, 2016.

TABLE OF CONTENTS

                                                                   Page No.

PART I

Item 1.

Business

    4

Item 2.

Properties

    9

Item 3.

Legal Proceedings

    9 Item 4.

Mine Safety Disclosures

  10

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

  10

Item 6.

Selected Financial Data

  12

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

  12

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

  17

Item 8.

Financial Statements and Supplementary Data

  17

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

  18

Item 9A.

Controls and Procedures

  18

Item 9B.

Other Information

  19

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

  19

Item 11.

Executive Compensation

  22

Item 12.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

  25

Item 13.

Certain Relationships and Related Transactions, and Director

Independence

  28

Item 14.

Principal Accounting Fees and Services

  29

PART IV

Item 15.

Exhibits, Financial Statement Schedules

  29

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

Our installation business generated all of our revenues in 2014 and 2015, and it remains a significant component of our total revenue structure. Our development efforts in this area focus on the installation of large commercial and governmental solar power systems, as well as residential solar power systems. Our customers in this line of business run the gamut from small private residences to large commercial solar power projects.

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

Through this technology, it is able to address the undesirable fluctuations in the voltage of the power grid due to uncertain environmental impact to solar system. Commercializing this technology into mass production will involve cooperation and approval from utility company. In addition, the networked PV panel  concept will also need to demonstrate that panels using the technology will have a productive life-span and a tolerance to environmental conditions such as humidity, temperature, wind load that are sufficient for the panels to be used in real life application. Accordingly, there is no guarantee that we will be able to commercially produce and market solar panels using our new networked PV panel system technology.

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

Besides the new technology of Networked PV Panel System, our research and development (“R&D”) team is also involving some other topics in solar field.

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

Our key current R&D topics include:

- Developing new coating technology to increase the efficiency of PV panel

- Develop solar PV application technology to reduce system level cost and increase installation flexibility                                                 – Develop new networked PV panel

- Commercializing our new advanced solar technology.

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

Patent No	US 8,958,924 B2
Title	Networked Solar Panels and Related Methods
Patent Date	Feb. 17, 2015
Application Type	Utility under 35 USC 111(a)

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

Item 2. Properties

We lease approximately 2,193 square feet of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut, CA 91789 for $3,180 per month. Our lease was renewed until December 31, 2018. The annual rent is $38,158, which is payable monthly at the rate of $3,180 per month.  In addition, there is a fee for monthly expenses and taxes of $263 per month.  The property is sufficient for our current business size.

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

On October 29, 2015, the Court granted CEEG’s motion to compel arbitration in China.  However, Sunvalley will file an appeal to the Court to request the ruling of the CEEG case in the United States instead of China. On February 5, 2016, the Central District Court of California granted CEEG’s motion to confirm the Foreign Arbitration Award against Sunvalley.  Sunvalley’s attorney is filing the appeal on this case.

Our agent for service of process in Nevada is Joe Laxague, Esq., 1 East Liberty, Suite 600, Reno, NV 89501.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SSOL” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the electronic market operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTC Markets system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTC Markets system..

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015

Quarter Ended	High $	Low $
December 31, 2015	$0.06	$0.0176
September 30, 2015	$0.35	$0.021
June 30, 2015	$0.36	$0.182
March 31, 2015	$0.44	$0.18

Fiscal Year Ended December 31, 2014

Quarter Ended	High $	Low $
December 31, 2014	$0.38	$0.20
September 30, 2014	$0.40	$0.30
June 30, 2014	$0.68	$0.25
March 31, 2014	$0.60	$0.20

On March 30, 2015, the last sales price per share of our common stock was $0.06.

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

Holders of Our Common Stock

As of April 5, 2016, we had 4,358,176 shares of our common stock issued and outstanding, held by fifty-seven (57)

shareholders of record.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

During the year ended December 31, 2015, we generated gross revenues of $5,788,177. Total cost of sales was $4,268,743, resulting in gross profit of $1,519,434. Total operating expenses were $1,322,360, consisting entirely of selling, general and administrative expenses.  We experienced interest expense of $1,358 and other income of $80. Our net income for the year ended December 31, 2015 was therefore $195,811.

By comparison, during the year ended December 31, 2014, we generated gross revenues of $3,317,039. Total cost of sales was $2,682,399, resulting in gross profit of $634,640. Total operating expenses were $1,916,511, consisting entirely of selling, general and administrative expenses. We experienced interest expense of $4,670, other income of $1,713, and a gain on sale of equipment of $500. Our net loss for the year ended December 31, 2014 was therefore $1,284,328.

Our revenues increased $2,471,138 in 2015 as compared to 2014.  Our gross profit increased significantly due to a lower cost of sales. The reason for the lower cost of sales is that contracts we completed in 2015 were a few larger scale commercial projects, and we implemented these projects by using internal resources to design and manage these projects, but sub-contracting field construction work to some local companies and workers to reduce construction cost.  During 2015, our expenses for salary and wages increased by approximately $298,723 and we had $882,191 as salary compensation related to preferred stock issued during 2015.  Our selling, general, and administrative expenses increased approximately $103,316.  We had collection of bad debt of $874,689 in 2015, while we had bad debt expense of $1,003,052 in 2014 mainly due to most of the written-off accounts receivable from All Fortune Group, LLC, which were considered as collectible after the lawsuit between Sunvalley and All Fortune was settled on October 7, 2015 (refer to Item 3. Legal Proceedings).

We are currently working on three major installation projects with contract prices totaling approximately $5.8 million. One of these contracts is expected to be substantially completed by the second quarter of 2016 and the other two contracts are expected to complete by the end of third quarter of 2016.

Liquidity and Capital Resources

As of December 31, 2015, we had current assets in the amount of $3,420,401, consisting of cash and cash equivalents in the amount of $1,209,198, accounts receivable of $1,997,935, inventory in the amount of $103,346, costs in excess of billings on uncompleted contracts of $58,235, prepaid expenses and other current assets of $14,187, and restricted cash of $37,500. As of December 31, 2015, we had current liabilities in the amount of $4,794,470. These consisted of accounts payable and accrued expenses in the amount of $4,478,157, customer deposits of $75,654, accrued warranty of $133,733, advances from contractors of $103,389, and the current portion of a capital lease in the amount of $3,537. Our working capital deficit as of December 31, 2015 was therefore $1,374,069.

Our accounts payable and accrued expenses as of December 31, 2015 consisted of the following:

Accounts Payable	$3,796,852
Credit Card payable	$73,425
Accrued vacation	$56,853
Other accrued expense	$283,995
Payroll liabilities	$216,272
Sales tax payable	$50,760
Total	$4,478,157

As of December 31, 2015, we had no long term liabilities.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $3,449,834 as of December 31, 2015. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Long-Lived Assets

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

Product Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and l0 years, respectively. The Company will assist its customers in the event that the manufacturers’ warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers’ warranty. Maintenance services such as cleaning the solar panels and checking the systems are offered to customers twice a year without a separate service charge.

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment.

Revenue Recognition

The completion of a solar installation project ranges from six to eighteen months; therefore, the Company recognizes revenue from a system installation under the completed contract method of accounting. Revenue from system installations and sales of solar panels is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The Company defines its services as having been substantially completed upon the installed systems are ready for City’s Building Department’s final inspection. Wholesale revenues are recognized pursuant to the same criteria; however, with wholesale arrangements the Company defines its delivery as having been completed at such time the customer takes possession of the Company’s product.

Stock-based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

SUNVALLEY SOLAR, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2015 and 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets

 F-4 to F-5

Statements of Operations

Statement of Stockholders’ Equity

 F-7

Statements of Cash Flows

 F-8

Notes to Financial Statements

 F-9 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunvalley Solar, Inc.

We have audited the accompanying consolidated balance sheets of Sunvalley Solar, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $3,449,834, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 12, 2016

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,209,198	$822,444
Restricted cash	37,500	25,000
Accounts receivable, net	1,997,935	2,167,580
Inventory, net	103,346	1,051,669
Costs in excess of billings on uncompleted contracts	58,235	318,734
Prepaid expenses and other current assets	14,187	16,002
Total current assets	3,420,401	4,401,429

PROPERTY AND EQUIPMENT, NET	27,948	26,957

OTHER ASSETS

Long-term accounts receivable, net	3,011,745	3,042,976
Other assets	7,757	3,870
Total other assets	3,019,502	3,046,846

TOTAL ASSETS	$6,467,851	$7,475,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,478,157	$4,740,648
Customer deposits	75,654	1,900,928
Accrued warranty	133,733	97,654
Advances from contractors	103,389	103,389
Current portion of long-term debt	-	16,774
Current portion of capital lease	3,537	4,017

Total current liabilities	4,794,470	6,863,410

LONG-TERM LIABILITIES

Capital leases	-	3,537
Notes payable	-	12,906

Total long-term liabilities	-	16,443
TOTAL LIABILITIES	4,794,470	6,879,853

STOCKHOLDERS' EQUITY

Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 1,000,000 shares
issued and outstanding	1,000	1,000
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 2,000,000 and -0- shares
issued and outstanding, respectively	2,000	-
Common stock, $0.001 par value, 150,000,000 shares
authorized, 4,357,849 shares issued and oustanding	4,358	4,358
Additional paid-in capital	5,115,857	4,235,666
Accumulated deficit	(3,449,834)	(3,645,645)
Total Stockholders' Equity	1,673,318	595,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,467,851	$7,475,232

The accompanying notes are an integral part of these consolidated financial statements.
F-5

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$5,788,177	$3,317,039
COST OF SALES	4,268,743	2,682,399
GROSS PROFIT	1,519,434	634,640

OPERATING EXPENSES

Selling, general and administrative expenses	1,322,360	1,916,511

Total Operating Expenses	1,322,360	1,916,511

INCOME (LOSS) FROM OPERATIONS	197,074	(1,281,871)

OTHER INCOME (EXPENSES)

Gain on sale of equipment	-	500
Interest income	1,438	1,713
Interest expense	(2,701)	(4,670)

Total other income (expenses)	(1,263)	(2,457)

INCOME (LOSS) BEFORE TAXES	195,811	(1,284,328)

Provision for income taxes	-	-

NET INCOME (LOSS)	$195,811	$(1,284,328)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.04	$(0.29)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	4,357,849	4,357,849

The accompanying notes are an integral part of these consolidated financial statements.
F-6

SUNVALLEY SOLAR, INC.
Consolidated Statement of Stockholders' Equity

	Class A Convertible		Class B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	950,000	950	-	-	4,357,849	4,358	4,234,881	(2,361,317)	1,878,872

Issuance of Class A convertible
preferred stock for services	50,000	50	-	-	-	-	785	-	835

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(1,284,328)	(1,284,328)

Balance at December 31, 2014	1,000,000	1,000	-	-	4,357,849	4,358	4,235,666	(3,645,645)	595,379

Issuance of Class B convertible
preferred stock for services	-	-	2,000,000	2,000	-	-	880,191	-	882,191

Net income for the year ended December 31, 2015	-	-	-	-	-	-	-	195,811	195,811

Balance at December 31, 2015	1,000,000	$1,000	2,000,000	$2,000	4,357,849	$4,358	$5,115,857	$(3,449,834)	$1,673,381

The accompanying notes are an integral part of these consolidated financial statements.
F-7

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195,811	$(1,284,328)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	22,783	22,914
Gain on sale of equipment	-	(500)
Preferred stock issued for services	882,191	835
Bad debt expense	(874,689)	1,003,052
Changes in operating assets and liabilities:
Restricted cash	(12,500)	-
Accounts receivable	1,075,565	696,773
Inventory	948,323	(693,107)
Prepaid expenses and other assets	1,815	-
Other assets	(3,887)	(4,739)
Costs in excess of billings on uncompleted contracts	260,499	(289,038)
Accounts payable and accrued expenses	(226,412)	998,778
Customer deposits	(1,825,274)	-
Net Cash Provided by Operating Activities	444,225	450,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equipment	-	500
Purchases of equipment	(23,774)	-
Net Cash Provided By (Used in) Investing Activities	(23,774)	500

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt	(29,680)	(15,743)
Repayments of capital lease	(4,017)	(3,342)
Net Cash Used in Financing Activities	(33,697)	(19,085)

NET CHANGE IN CASH	386,754	432,055
CASH AT BEGINNING OF YEAR	822,444	368,796
CASH AT END OF YEAR	$1,209,198	$800,851

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$2,513	$4,670
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.
F-8

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2015 and has an accumulated deficit of $3,449,834 as of December 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to raise additional operating capital through a private placement of the Company’s common stock. Management believes that with sufficient working capital the Company can produce sufficient sales to become cash flow positive and profitable which will allow it to continue as a going concern. There is no assurance that the Company will be successful in its plans.

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses related to this concentration of risk. As of December 31, 2015 and 2014, the Company had $959,198 and $572,444, respectively, in cash in bank deposits that exceeded the $250,000 federally insured limits.

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s allowance for doubtful accounts consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Current portion	$-	$31,600
Long-term portion	39,195	1,139,705
Total allowance for doubtful accounts	$39,195	$1,171,305

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

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition. The estimated useful lives are as follows:

Classification	Useful life
Automobile	5 years
Furniture	7 years
Software	3 years
Office equipment	5 years
Machinery	5 to 7 years

Long-Lived Assets

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2015 and 2014.

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

Product Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and l0 years, respectively. The Company will assist its customers in the event that the manufacturers’ warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers’ warranty. Maintenance services such as cleaning the solar panels and checking the systems are offered to customers twice a year without a separate service charge.

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $133,733 and $97,654 at December 31, 2015 and 2014, respectively.

Revenue Recognition

The completion of a solar installation project ranges from six to eighteen months; therefore, the Company recognizes revenue from a system installation under the completed contract method of accounting. Revenue from system installations and sales of solar panels is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. The Company defines its services as having been substantially completed upon the installed systems are ready for City’s Building Department’s final inspection. Wholesale revenues are recognized pursuant to the same criteria; however, with wholesale arrangements the Company defines its delivery as having been completed at such time the customer takes possession of the Company’s product.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to $3,013 and $1,688 for the years ended December 31, 2015 and 2014, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $-0- and $-0- for the years ended December 31, 2015 and 2014, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company applies the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company recognizes and measures any uncertain tax positions using a “more-likely-than-not” approach. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net earnings by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic earnings (loss) per share are equal to diluted earnings (loss) per share due to the impact of additional common shares that could be issued upon conversion of issued and outstanding convertible preferred stock would be anti-dilutive. Dilutive instruments include 20,000,000 shares to be issued upon conversion of Series A Convertible Preferred Stock and 20,000,000 shares to be issued upon conversion of Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 40,000,000 such potentially anti-dilutive shares excluded as of December 31, 2015 as their effect would have been antidilutive.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Stock-based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.

Reclassification of Financial Statement Accounts

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2015 and 2014 the Company maintains a certificate of deposit in the amount of $37,500 and $25,000, respectively, with a financial institution.

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – INVENTORY

The Company’s inventory consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Raw materials	$-	$912,272
Work in progress	-	25,070
Finished goods	103,346	114,327
Total inventory	$103,346	$1,051,669

The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2015 and 2014.

NOTE 5 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in certain major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these contracts under the completed contract method of accounting. The Company recognizes revenue when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of December 31, 2015 and December 31, 2014, the Company has capitalized $58,235 and $318,734 of costs incurred in relation to installation projects.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Computer and equipment	$95,667	$75,268
Furniture	20,029	16,655
Software	2,368	2,368
Vehicles	86,340	86,339
Total property and equipment	204,404	180,630
Less: accumulated depreciation	(176,456)	(153,673)
Property and equipment, net	27,948	26,957

Depreciation expense for the years ended December 31, 2015 and 2014 was $22,783 and $22,912, respectively.

NOTE 7 – ADVANCES FROM CONTRACTORS

On August 14, 2012 the Company entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. The outstanding balance of the advances at December 31, 2015 and 2014, was $103,389 and $103,389, respectively.

NOTE 8 – EQUIPMENT LEASE

In September 2011, the Company entered a lease-to-own purchase agreement. The Company evaluated the lease at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. The Company has classified the lease as a

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

capital lease. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

Capital leases payable outstanding as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Forklift lease	$3,537	$7,554
Total equipment leases	$3,537	$7,554

NOTE 9 – NOTES PAYABLE

Notes payable outstanding as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Notes payable (1)
Current portion	$-	$16,774
Long-term portion	-	12,906
Total notes payable	$-	$29,680

(1)

Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.07 percent as of December 31, 2015). The remaining loan balance of $14,456 was paid off in full on December 1, 2015.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

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

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

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

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $882,191 was recorded during the nine months ended December 31, 2015, and the remaining compensation expense related to the unvested portion of preferred stock was $1,117,809.

Common Stock

Effective July 22, 2015, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The accompanying consolidated financial statements reflect the reverse stock split on a retroactive basis. The Company also increased the number of authorized common shares from 4,500,000 to 150,000,000 and preferred shares from 1,000,000 to 6,000,000. No shares of common stock were issued during the years ended December 31, 2015 and 2014.

NOTE 11 – INCOME TAXES

The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

Net deferred tax assets consist of the following components:

	December 31, 2015	December 31, 2014
Deferred tax asset:
Net operating loss carryforwards	$(1,172,943)	$(1,239,519)
Valuation allowance	1,172,943	1,239,519
Net deferred tax asset	$-	$-

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 11 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2015	December 31, 2014

Tax benefit at statutory rates	$66,576	$(436,670)
Change in valuation allowance	(66,576)	436,670
Net provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $1,172,943 as of December 31, 2015 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2015 and 2014 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 12 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from three and two manufacturers during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, these vendors accounted for approximately 54 percent and 63 percent, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2015 and 2014, four and two customers, respectively, represented more than 10 percent of the Company’s sales. This translates to approximately 99 percent of the Company's annual net revenues.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases an office under an operating lease that expires on December 31, 2018.  Total rent expense amounted to $44,961 and $36,929 for the fiscal years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, minimum annual commitments, which do not include common are maintenance charges or real estate taxes which are also required contractual obligation under our operating leases, under non-cancelable leases were as follows:

	Capital Leases	Operating Leases	Totals
2016	$3,815	$38,254	$42,069
2017	-	39,401	39,401
2018	-	40,482	40,482
Thereafter	-	-	-
Total minimum lease payments	3,815	$ 118,137	$ 121,952
Less: amount representing interest	(278)
Net minimum lease payments on capital leases	$ 3,537

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company filed a contractual fraud case against one of its commercial installation customers, All Fortune Group, LLC (“All Fortune”), during September 2013 for causes of action such as breach of contract, common counts and fraudulent transfer. The reliefs claimed by the Company mainly are monetary damages and interest including punitive dames, costs of suits for no less than 1.2 million. As a result of the filing by the Company, All Fortune filed a lawsuit against the Company for causes of action which are breach of contract, negligent misrepresentation, intentional misrepresentation and fraud in All Fortune’s compliant. The reliefs claimed by All Fortune are mainly monetary damages including punitive damages, costs of suit and other recoverable fees and damages. A settlement was reached between the Company and All Fortune on October 7, 2015. A money judgement in the amount of $874,689 to the Company. All Fortune will pay $380,000 within 20 days after All Fortune’s receipt of the Company’s insurer payment for $215,000. All Fortune agrees to pay the Company the remaining balance owed of

$494,689 in 30 monthly payments at $16,453 and the 31st monthly payment of $1,100. The Company recorded $874,689 as collection of bad debt in the operating expenses in the 4th quarter of 2015.

The Company filed a lawsuit against China Electric Equipment Group Corporation (CEEG) on January 17, 2013 for breach of contract, intentional and negligent misrepresentation and violation of California business & professions code. The Company requested CEEG to compensate the damages and economic losses in the amount of no less than $2,000,000.

CEEG (Shanghai) Solar Science & Technology Co., LTD., (parent of CEEG), here collectively called as CEEG, filed a lawsuit in USA against the Company on September 18, 2015 to enforce the Foreign Arbitration Award issued by the Shanghai International Economic and Trade Arbitration Commission (SIETAC) in favor of CEEG and against the Company, on December 10, 2013.  CEEG requested damages of $1,000,000 representing the principal amount awarded to CEEG under the Arbitral Award in China plus interest, currency exchange loss and other professional fees in the amount approximately $450,000. On February 5, 2016, the Central District Court of California granted CEEG’s motion to confirm the Foreign Arbitration Award against Sunvalley. Sunvalley’s attorney is filing an appeal on this case.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

16

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 30, 2016.

Name

 Age

Office(s) held

Zhijian James Zhang

48

President, CEO, Director

Mandy Chung

47

Chief Financial Officer, Secretary, Treasurer

Hangbo (Henry) Yu

61

Chief Technology Officer

Shirley Liao

46

Director of Administration

William Hsien

39

CEO & Director of Sunvalley Solar Tech, Inc.

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

17

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

William Hsien – Mr. Hsien graduated from University of California Berkeley with Bachelor of Art in Architecture. He has worked in design and construction over 15 years. With the architectural and design-build construction background, Mr. Hsien is able to run a very efficient design and construction team at Sunvalley Solar Inc. Providing turn-key solution and project management in the solar industry. Ever since taking over the operation at Sunvalley Solar Tech Inc., he was able to build a more efficient team and meet company financial projection in 2015.

Mr. Hsien is in charge for the engineering department and construction at Sunvalley over the past 8 years, with the in-house engineering design team, and construction crew, Sunvalley is famous for fast turnaround time and quality craftsmanship and installation of the solar system.

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

18

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

19

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

Code of Ethics

As of December 31, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2015 2014	115,939 106,800	29,400 -0-	551,370 835	-0- -0-	-0- -0-	-0- -0-	-0- -0-	696,709 107,635
Mandy Chung, CFO, Secretary, and Treasurer	2015 2014	53,769 52,500	9,720 -0-	30,877 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	94,366 52,500
Hangbo (Henry) Yu, General Manager and Director	2015 2014	113,631 100,800	15,000 -0-	143,356 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	271,987 100,800
William Hsien, CEO and Director of Sunvalley Solar Tech, Inc.	2015 2014	110,469 84,700	24,000 -0-	30,877 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	165,346 84,700
Shirley Liao, Director of Administration	2015 2014	73,500 67,600	11,250 -0-	30,877 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	115,627 67,600

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

On July 23, 2015, we issued 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and others in exchange for services valued at $2,000,000. The holders of the Class B Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 common shares, and have the right to 10 votes per Class B share for all matters submitted to the holders of the Company’s common stock. These shares were issued as incentive compensation for services rendered or to be rendered by certain officers, directors, and key employees of the Company, and the issuance to each individual is governed by a Restricted Stock Award Agreement. Under the relevant award agreements, the shares issued are subject to forfeiture in event of the recipient’s resignation or dismissal within (1) year of issuance. Prior to vesting, the shares issued may not be transferred or encumbered.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	1,250,000	$0	-	-
Mandy Chung, CFO, Secretary, and Treasurer	-	-	-	-	-	70,000	$0	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	325,000	$0	-	-
William Hsien, CEO, Sunvalley Solar Tech, Inc.	-	-	-	-	-	70,000	$0	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	70,000	$0	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	-	-	-	-	-	-	-
Hangbo (Henry) Yu	-	-	-	-	-	-	-
Robert Dyskant	1,200	-	-0	-	-	-	1,200

Narrative Disclosure to the Director Compensation Table

We provided compensation to directors for their service as directors listed as above in 2015.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: (i) 4,358,176 shares of common stock outstanding; (ii) 1,000,000 shares of Class A Convertible Preferred Stock outstanding, which are convertible to a total of 50,000 of common stock; and (iii) 2,000,000 shares of Series B Convertible Preferred Stock outstanding, which are convertible to 20,000,000 shares of common stock.  Total common stock on a fully diluted basis is therefore 24,408,176 shares.  Percentage figures for voting power of common stock are based upon: (i) 4,358,176 shares of common stock outstanding with one vote per share; (ii) 1,000,000 shares of Class A Convertible Preferred Stock outstanding, with 100 votes per share; and (iii) 2,000,000 shares of Series B Convertible Preferred Stock outstanding, with 10 votes per share.  Total shareholder voting power is therefore 124,358,176 votes.

Common Stock
Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership	Percent of voting power
Current Executive Officers & Directors:
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	12,524,508(2)	51.31%	36.59%
Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	3,268,356(3)	13.39%	21.92%
Robert Dyskant 339 Calver Park Beaumont Park CA 9223	0	0%	0%
Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	704,398(4)	2.89%	5.69%
Mandy Chung 1059 Moreno Way Placentia, CA 92870	706,690(5)	2.90%	10.21%
William Hsien 2430 Hawkwood Dr. Chino Hills, CA 91709	703,500(6)	2.88%	6.19%
Total of All Current Directors and Officers:	17,803,952	73.37%	80.60%
Other > 5% Beneficial Owners:
Mehmet Cercioglu 123 S. Figueroa St. Los Angeles, CA 90012	553,500(7)	2.27%	6.07%
Anyork Lee 1050 Yorba Linda Blvd. Placentia, CA 92870	508,067(8)	2.08%	8.45%

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

(2)

Includes 8,008 shares of common stock; 330,000 shares of Class A Convertible Preferred Stock, which are convertible into 16,500 shares of common stock and vote 100:1; and 1,250,000 shares of Class B Convertible Preferred Stock, which are convertible to 12,500,000 shares of common stock and vote 10:1.

(3)

Includes 6,356 shares of common stock; 240,000 shares of Class A Convertible Preferred Stock, which are convertible into 12,000 shares of common stock and vote 100:1; and 325,000 shares of Class B Convertible Preferred Stock, which are convertible to 3,250,000 shares of common stock and vote 10:1.

(4)

Includes 898 shares of common stock; 70,000 shares of Class A Convertible Preferred Stock, which are convertible into 3,500 shares of common stock and vote 100:1; and 70,000 shares of Class B Convertible Preferred Stock, which are convertible into 700,000 shares of common stock and vote 10:1.

(5)

Includes 690 shares of common stock; 120,000 shares of Class A Convertible Preferred Stock, which are convertible into 6,000 shares of common stock and vote 100:1; and 700,000 shares of Class B Convertible Preferred Stock, which are convertible into 700,000 shares of common stock and vote 10:1.

(6)

Consists of 70,000 shares of Class A Convertible Preferred Stock, which are convertible to 3,500 shares of common stock and vote 100:1; and 70,000 shares of Class B Convertible Preferred Stock, which are convertible to 700,000 shares of common stock and vote 10:1.

(7)

Consists of 70,000 shares of Class A Convertible Preferred Stock, which are convertible to 3,500 shares of common stock and vote 100:1; and 55,000 shares of Class B Convertible Preferred Stock, which are convertible to 550,000 shares of common stock and vote 10:1.

(8)

Consists of 3,067 shares of common stock; 100,000 shares of Class A Convertible Preferred Stock, which are convertible to 5,000 shares of common stock and vote 100:1; and 50,000 shares of Class B Convertible Preferred Stock, which are convertible to 500,000 shares of common stock and vote 10:1.

Class A Convertible Preferred Stock
Name and address of beneficial owner	Amount of beneficial ownership	Percent of beneficial ownership
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	330,000	33%
Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	240,000	24%
Robert Dyskant 339 Calver Park Beaumont Park CA 9223	0	0%
Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	70,000	7%
Mandy Chung 1059 Moreno Way Placentia, CA 92870	120,000	12%
William Hsien 2430 Hawkwood Dr. Chino Hills, CA 91709	70,000	7%
Total of All Current Directors and Officers:	830,000	83%
Other > 5% Beneficial Owners:
Anyork Lee 1050 Yorba Linda Blvd. Placentia, CA 92870	100,000	10%

Class B Convertible Preferred Stock
Name and address of beneficial owner	Amount of beneficial ownership	Percent of beneficial ownership
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	1,250,000	62.50%
Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	325,000	16.25%
Robert Dyskant 339 Calver Park Beaumont Park CA 9223	0	0%
Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	70,000	3.50%
Mandy Chung 1059 Moreno Way Placentia, CA 92870	70,000	3.50%
William Hsien 2430 Hawkwood Dr. Chino Hills, CA 91709	70,000	3.50%
Total of All Current Directors and Officers:	1,785,000	89.25%
Other > 5% Beneficial Owners:
None.

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

The Company has or will enter into a Stock Purchase Agreement with each selling shareholder consistent with the terms described above. Payments for these shares will be made within two (2) months after the Future Business Transaction is completed and the funding has been received in the Company’s bank account, provided that the Future Business Transaction and the funding is received by the Company on or before September 1, 2015. If the Future Business Transaction is not completed and the transaction funding is not in the Company’s account on or before September 1st, 2015, the stock buyback may be terminated by Board of Directors, in its sole discretion, and the common stock shares will not be purchased from the employees named above.

The stock repurchase transactions are at a per share price which is substantially higher than the existing market price for the Company’s shares of common stock.  The transactions are intended to provide an incentive to the Company’s executives and key employees for their loyalty and long term employment. None of the conditions discussed above have been met through the current filing date.

2.

 During the year ended December 31, 2014, the Board of Directors approved the incentive issuance of 50,000 shares of the Company’s Class A Convertible Preferred shares as an incentive.  The issuance of such preferred shares was valued as stock-based compensation of $835 based on the fair market value of the Company’s common stock on October 10, 2014.

3.

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $882,191 was recorded during the period ended December 31, 2015, and the remaining compensation expense related to the unvested portion of preferred stock was $1,117,809.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors, other than Robert Dyskant.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, Sadler, Gibb & Associates, LLC, in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2015	$35,000	$-0-	$-0-	$-0-
December 31, 2014	$35,000	$-0-	$-0-	$-0-

Audit fees represent the professional services rendered for the audit of the Company’s annual consolidated financial statements and the review of the Company’s consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (5)
3.2	Certificate of Designation for Class A Convertible Preferred Stock(4)
3.3	Certificate of Designation for Class B Convertible Preferred Stock(5)
3.4	Bylaws (1)
10.1	Premises Lease dated December 1, 2014(3)
10.2	Distribution Contract – TianWei SolarFilms Co. (2)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011.
(2)	Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011.
(3)	Incorporated by reference to Annual Report on Form 10-K filed April 15, 2015.
(4)	Incorporated by reference to Current Report on Form 8-K filed on September 5, 2012.
(5)	Incorporated by reference to Current Report on Form 8-K filed July 24, 2015
**	Provided herewith

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

Sunvalley Solar, Inc.

By: Zhijiang (James) Zhang
  Zhijiang (James) Zhang
 President, Chief Executive Officer,
 and Director
 April 13, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  Zhijiang (James) Zhang
  Zhijiang (James) Zhang
 President, Chief Executive Officer,
 and Director
 April 13, 2016

By:  Mandy Chung
  Mandy Chung
 Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer
 April 13, 2016

By:  Hangbo (Henry) Yu

  Hangbo (Henry) Yu

  General Manager, Director
 April 13, 2016

By:  Robert Dyskant

  Robert Dyskant

  Director
 April 13, 2016

20