Form 10-Q
period 2016-03-31
SUNVALLEY SOLAR, INC.
filed 2016-05-23
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to__________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,357,176 common shares as of May 23, 2016.

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

Item 1.

     Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,032,740	$1,209,198
Resticted cash	37,500	37,500
Accounts receivable, net	2,022,549	1,997,935
Inventory	107,870	103,346
Costs in excess of billings on uncompleted contracts	161,899	58,235
Prepaid expenses and other current assets	97,135	14,187

Total current assets	3,459,693	3,420,401

PROPERTY AND EQUIPMENT, NET	25,240	27,948

OTHER ASSETS
Long-term accounts receivable, net	2,034,805	3,011,745
Other assets	7,757	7,757

Total other assets	2,042,562	3,019,502

TOTAL ASSETS	$5,527,495	$6,467,851

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,524,366	$4,478,157
Customer deposits	450,212	75,654
Accrued warranty	104,870	133,733
Advances from contractors	103,389	103,389
Current portion of capital lease	2,412	3,537

Total current liabilities	4,185,249	4,794,470

TOTAL LIABILITIES	4,185,249	4,794,470

STOCKHOLDERS' EQUITY

Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 1,000,000 shares
issued and outstanding	1,000	1,000
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 2,000,000 shares
issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized, 4,357,849 shares issued and oustanding	4,358	4,358
Additional paid-in capital	5,614,486	5,115,857
Accumulated deficit	(4,279,598)	(3,449,834)

Total Stockholders' Equity	1,342,246	1,673,381

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,527,495	$6,467,851

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$-	$925,742
COST OF SALES	-	703,478

GROSS PROFIT	-	222,264

OPERATING EXPENSES
Selling, general and
administrative expenses	831,295	255,892

Total Operating Expenses	831,295	255,892

INCOME (LOSS) FROM OPERATIONS	(831,295)	(33,628)

OTHER INCOME (EXPENSES)
Other income	2,096	350
Interest expense	(147)	(948)
Loss on disposal of assets	(415)	-

Total other income (expenses)	1,534	(598)

INCOME (LOSS) BEFORE TAXES	(829,761)	(34,226)

Provision for income taxes	-	-

NET LOSS	$(829,761)	$(34,226)

BASIC AND DILUTED LOSS PER SHARE	$(0.19)	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,357,849	4,357,849

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES:

Net income (loss)	$(829,761)	$(34,226)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,711	225
Preferred stock issued for services	498,629	-
Loss on sale of asset	415	-
Changes in operating assets and liabilities:
Accounts receivable	952,326	656,445
Inventory	(4,524)	301,050
Prepaid expenses and other assets	(82,948)	(39,706)
Costs in excess of billings on uncompleted contracts	(103,664)	5,595
Accounts payable and accrued expenses	(953,794)	(676,851)
Accrued warranty expenses	(28,863)	7,854
Customer deposits	374,558	(423,796)

Net Cash Used in Operating Activities	(173,915)	(203,410)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,013)
Proceeds from disposal of equipment	595	-

Net Cash Used in Investing Activities	(1,418)	-

FINANCING ACTIVITIES:

Repayments of long term debt	-	(4,077)
Payment of capital lease	(1,125)	(936)

Net Cash Used in Financing Activities	(1,125)	(5,013)

NET CHANGE IN CASH	(176,458)	(208,423)
CASH AT BEGINNING OF PERIOD	1,209,198	822,444

CASH AT END OF PERIOD	$1,032,740	$614,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$147	$948
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

March 31, 2016 and December 31, 2015

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

The Company’s inventory consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	107,870	103,346
TOTAL	$107,870	$103,346

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 1,000,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,000,000 such potentially anti-dilutive shares excluded as of March 31, 2016.

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

As of March 31, 2016 and December 31, 2015, the Company has capitalized $161,899 and $58,235 of costs incurred in relation to installation projects.

NOTE 5 – PREFERRED STOCK

Preferred Stock

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

NOTE 5 – PREFERRED STOCK (CONTINUED)

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 20 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of March 31, 2016 and December 31, 2015, there were 1,000,000 shares of Class A Convertible Preferred Stock issued and outstanding.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of March 31, 2016 and December 31, 2015, there were 2,000,000 shares and -0- shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $498,630 was recorded during the three months ended March 31, 2016, and the remaining compensation expense related to the unvested portion of preferred stock was $619,179.

NOTE 6 – SUBSEQUENT EVENTS

A security purchase agreement was entered into by and among the Shareholders of Rayco Energy, Inc. (“Rayco”), and Sunvalley Solar Inc., (“Sunvalley”) on May 15, 2016. Sunvalley shall purchase 100% of Rayco’s issued and outstanding shares of capital stock in exchanged for Sunvalley’s seventy five thousand and five hundred (75,500) Series B Preferred Shares which are convertible to 10 shares of Sunvalley’s common stock.  In addition, Sunvalley agrees to pay an additional $350,000 in cash to shareholders of Rayco, conditioned upon the 2016 net profit from the operation of Rayco, as a wholly-owned subsidiary of Sunvalley, being in excess of $10,000 (the “Condition”).  Sunvalley also agrees to invest no less than $350,000 working capital into Rayco after closing for its current projects and working capital. To evidence the unpaid balance of the purchase price, Sunvalley shall issue to Rayco’s shareholders 6% subordinated promissory notes in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000 with interest and principal payable monthly on first day of each month commencing May 1, 2017.  Prepayments may be made at any time as the Company’s cash flow allows, as determined by the Sunvalley’s Board of Directors.  In the event that the Condition is not met, such notes shall be deemed null and void.  Both Sunvalley and Rayco agree that the acquisition shall be accounted for as if such acquisition had occurred upon the close of the business on May 15, 2016 (the “Effective Date”), regardless of when the closing in fact occurs.

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

We are working to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.  We conduct our operations through our wholly-owned subsidiary, Sunvalley Solar Tech, Inc.

Business Development Plan

The primary components of our growth strategy are as follows:

"

Developing and commercializing our proprietary solar technologies including our coating and focusing technologies, networked PV panel system. By deploying these new technologies into our PV panels and solar installation business, we hope to enhance the value provided to our customers and increase our profitability.

"

Promoting and enhancing our company’s brand and reputation in solar design and integration and expanding our installation business.

"

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

"

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

"

Penetrate into the main stream distribution network

By leveraging early successes and customer trust earned from our initial installations, we plan to penetrate into the mainstream distribution network with our OEM solar panels.

"

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

"

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

"

Registration and Certification of OEM panels with our brand – $300,000, including UL certification fees, CEC registration fees, and lab testing fees.

"

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

"

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

Results of Operations for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, we generated no revenues. We incurred selling, general, and administrative expenses of $831,295, other income of $2,096, interest expense of $147, and a loss on disposal of assets on $415. Our net loss for the quarter ended March 31, 2016 was $829,761.

By comparison, during the quarter ended March 31, 2015, we generated revenue of $925,742, and had costs of sales in the amount of $703,478, resulting in gross profit of $222,264. We incurred selling, general, and administrative expenses of $255,892, other income of $350, and interest expense of $948. Our net loss for the quarter ended March 31, 2015 was $34,226.

We generated no revenues during the quarter ended March 31, 2016 because under the completed contract method of accounting, no profit or income is recorded before substantial completion of the work.
The revenue for the projects which were in progress are therefore to be recognized after their completion.
Due to the implementation periods for different size of projects, revenue fluctuations like the one experienced during this quarter are a normal occurrence for construction companies, including solar system integration companies.

We are currently working on three major installation projects with contract prices totaling approximately
$5.8 million. One of these contracts is expected to be substantially completed by the second quarter of 2016 and the other two contracts are expected to complete by the end of 2016.

The significant increase in operating expenses of $575,403 in the first quarter of 2016 was mainly due to a $567,630 increase in salaries and wages expense which included $498,630 from the issuance of the
Company’s 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors and/or employees on July 23, 2015 which is being recognized over the vesting period.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets in the amount of $3,459,693, consisting of cash and cash equivalents in the amount of $1,032,740, accounts receivable of $2,022,549, inventory in the amount of $107,870, costs in excess of billings on uncompleted contracts of $161,899, prepaid expenses and other current assets of $97,135, and restricted cash of $37,500. As of March 31, 2016, we had current liabilities in the amount of $4,185,249. These consisted of accounts payable and accrued expenses in the amount of $3,524,366, customer deposits of $450,212, accrued warranty of $104,870, advances from contractors of $103,389, and the current portion of a capital lease in the amount of $2,412. Our working capital deficit as of March 31, 2016 was therefore $725,556.

Our accounts payable and accrued expenses as of March 31, 2016 consisted of the following:

Accounts Payable	$3,151,738
Credit Card payable	$35,648
Accrued vacation	$59,159
Other accrued expense	$173,997
Payroll liabilities	$53,825
Sales tax payable	$49,979
Total	$3,524,366

 As of March 31, 2016, we had no long term liabilities.

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

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $4,278,598 as of March 31, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Please refer to our Annual Report on Form 10-K filed April 14, 2016 for information regarding our pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective May 15, 2016, we agreed to issue 75,500 our Series B Preferred Shares for the acquisition of all of the capital stock of Rayco Energy, Inc., as described in Item 5, below.  We engaged in no general solicitation or advertising with regard to this issuance, which was exempt under Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On May 4, 2016, Robert Dyskant resigned from our board of directors.  There was no known disagreement with Mr. Dyskant regarding our operations, policies, or practices.

Effective May 15, 2016 we entered into a Securities Purchase Agreement with the shareholders of Rayco Energy, Inc. (“Rayco”). Rayco is a northern California company specializing in providing cost-saving and efficient energy solutions, including LED lighting, Solar Thermal and Solar Electricity, to local communities and business units. Under the Agreement, we shall purchase 100% of Rayco’s issued and outstanding shares of capital stock in exchange for seventy five thousand and five hundred (75,500) our Series B Preferred Shares.  Our Series B Preferred shares are convertible to common stock on a 10 for 1 basis. In addition, we agreed to pay an additional $350,000 in cash to the shareholders Rayco, conditioned upon the 2016 net profit from the operation of Rayco, as a wholly-owned subsidiary of Sunvalley, being in excess of $10,000 (the “Condition”). We also agreed to invest no less than $350,000 working capital into Rayco after closing for its current projects and working capital. To evidence the unpaid balance of the purchase price, we shall issue to Rayco’s shareholders 6% subordinated promissory notes in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000. Interest and principal are payable monthly under the notes on first day of each month commencing May 1, 2017.  Prepayments may be made at any time as the Company’s cash flow allows, as determined by the Sunvalley’s Board of Directors.  In the event that the Condition is not met, such notes shall be deemed null and void.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Securities Purchase Agreement for Rayco Energy, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	May 23, 2016

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 23, 2016

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer