Form 10-Q
period 2016-06-30
SUNVALLEY SOLAR, INC.
filed 2016-09-26
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,600,176 common shares as of September 19, 2016.

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

Item 1.

     Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,074,483	$1,209,198
Restricted cash	37,500	37,500
Accounts receivable, net	1,914,966	1,997,935
Inventory, net	1,396,311	103,346
Costs in excess of billings on uncompleted contracts	400,164	58,235
Prepaid expenses and other current assets	47,986	14,187
Total current assets	4,871,410	3,420,401

PROPERTY AND EQUIPMENT, NET	73,286	27,948

OTHER ASSETS
Long-term accounts receivable, net	1,725,110	3,011,745
Customer list, net	728,073	-
Goodwill	266,664
Other assets	11,107	7,757

Total other assets	2,730,954	3,019,502

TOTAL ASSETS	$7,675,650	$6,467,851

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,851,444	$4,478,157
Short-term loans	88,141	-
Customer deposits	1,997,640	75,654
Accrued warranty	128,432	133,733
Contingent liabilities	350,000	-
Advances from contractors	103,389	103,389

Current portion of capital lease	1,234	3,537
Total current liabilities	6,520,280	4,794,470

TOTAL LIABILITIES	6,520,280	4,794,470

STOCKHOLDERS' EQUITY

Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 1,000,000 shares
issued and outstanding	1,000	1,000
Class B convertible preferred stock, $0.001 par value,
2,075,500 shares authorized, 2,075,500 shares
issued and outstanding	2,076	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized, 4,357,849 shares issued and oustanding	4,358	4,358
Additional paid-in capital	6,188,540	5,115,857
Accumulated deficit	(5,040,604)	(3,449,834)
Total Stockholders' Equity	1,155,370	1,673,381

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,675,650	$6,467,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$310,547	$143,682	$310,547	$1,069,424
COST OF SALES	133,262	94,340	133,262	797,818

GROSS PROFIT	177,285	49,342	177,285	271,606

OPERATING EXPENSES
Salaries and wages	736,517	163,882	1,431,587	291,120
Bad Debts	-	-	-	-
Professional fees	50,692	49,503	84,828	95,153
General and administrative	147,091	73,925	249,181	156,929
			.
Total Operating Expenses	934,300	287,310	1,765,596	543,202

LOSS FROM OPERATIONS	(757,015)	(237,968)	(1,588,311)	(271,596)

OTHER INCOME (EXPENSES)
Other income	~~-~~	235	1,693	585
Disposal of fixed asset	~~-~~ 	-	(415)	-
Interest expense	(3,994)	(654)	(3,737)	(1,602)

Total other income (expenses)	(3,994)	(419)	(2,459)	(1,017)

LOSS BEFORE TAXES	(761,009)	(238,387)	(1,590,770)	(272,613)

Provision for income taxes	-	-	-	-

NET LOSS	$(761,009)	$(238,387)	$(1,590,770)	$(272,613)

BASIC INCOME LOSS PER SHARE	$(0.17)	$(0.05)	$(0.37)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	4,357,849	4,357,849	4,357,849	4,357,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(1,590,770)	$(272,613)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	40,756	11,483
Stock issued for services	997,259	-
Changes in operating assets and liabilities:
Accounts receivable	1,474,398	994,579
Inventory	(1,256,295)	259,274
Prepaid expenses	(33,799)	(153,455)
Restricted cash	-	(25,000)
Costs in excess of billings on uncompleted contracts	(341,929)	(65,430)
Other assets	-	(3,884)
Accounts payable and accrued expenses	(1,313,874)	(927,999)
Customer deposits	1,921,986	(144,398)

Net Cash Provided by (Used in) Operating Activities	(102,268)	(327,443)

INVESTING ACTIVITIES:
Disposal of equipment	595	-
Purchase of equipment	(36,300)	(5,557)
Cash acquired in business combination	23,711	-

Net Cash Used in Investing Activities	(11,994)	(5,557)

FINANCING ACTIVITIES:
Repayments of long term debt	(18,150)	(8,213)
Repayments of notes payable	-	-
Repayment of capital lease	(2,303)	(1,916)
	(20,435)
Net Cash Used in Financing Activities	(20,453)	(10,129)

NET DECREASE IN CASH	(134,715)	(343,129)
CASH AT BEGINNING OF PERIOD	1,209,198	822,444

CASH AT END OF PERIOD	$1,074,483	$479,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,737	$1,602
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Series B Preferred Stock and notes payable issued in business combination	$1,192,695	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of SunValley and its subsidiary, Rayco Enterprises, Inc.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

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

The Company’s inventory consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	1,396,311	103,346
TOTAL	$1,396,311	$103,346

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 20,000,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 20,755,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 40,755,000 such potentially anti-dilutive shares excluded as of June 30, 2016.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of the collectability of customer accounts.  The Company periodically reviews the allowance by reviewing factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions which may affect a customer’s ability to pay.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary.  All intercompany amounts and transactions have been eliminated in consolidation,

Depreciation and Amortization

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the expected useful life of the asset.

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended June 30, 2016 and there was no impairment recorded as of June 30, 2016

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment and Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability of long-lived assets is based upon an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based upon the fair value of the asset.  Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation and other current liabilities approximates the carrying amount because of their short maturities.

Concentrations of Risk

Cash and cash equivalents are maintained with banks insured by the FDIC.  Currently none of the cash held by banks exceeds the insured value.

Advertising Costs

Advertising costs are expensed as incurred.  There were $16,375 and $-0- of advertising costs for the periods ended June 30, 2016 and 2015, respectively.

Costs in Excess of Billings on Uncompleted Contracts

The Company is currently involved in certain major short-term solar panel installation projects.  The Company is accounting for revenue and expenses associated with these contracts under the completed contract method of accounting in accordance with ASC 605.  Under ASC 605, income is recognized when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet.  Under the completed contract method, no profit or income is recorded before substantial completion of the work.

As of June 30, 2016 and December 31, 2015, the Company has capitalized $400,164 and $58,235 of costs incurred in relation to installation projects.

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three- and six-month periods ended June 30, 2016.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Computer and equipment	$91,300	$95,667
Furniture	21,171	20,029
Software	22,368	2,368
Vehicles	118,840	86,340
Total property and equipment	253,679	204,404
Less: accumulated depreciation	(180,393)	(176,456)
Property and equipment, net	73,286	27,948

Depreciation expense for the six months ended June 30, 2016 and 2015 was $8,832 and $11,483, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets at June 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$ 266,664	$ -	266,664
Customer List	760,000	(31,927)	728,073
Total	$ 1,026,651	$ (31,927)	$ 994,737

Amortization expense recognized was $31,927 and $-0- for the six-months ended June 30, 2016 and 2015, respectively. The Customer List has a useful life of 3.0 years and has a remaining life of 2.9 years as of June 30, 2016.

NOTE 6 – NOTES PAYABLE

The Company acquired a note as part of their business combination.  The principal amount of the note was $120,000 and was entered into on January 4, 2016.  The note accrues interest at 24.90%.  Principal and interest payments are made daily.  At June 30, 2016, the remaining balance on the note was $88,141.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,075,500 shares of which are designated as Class B Convertible Preferred Stock. The remaining 2,924,500 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 20 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of June 30, 2016 and December 31, 2015, there were 1,000,000 shares of Class A Convertible Preferred Stock issued and outstanding.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 7 – PREFERRED STOCK (CONTINUED)

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of June 30, 2016 and December 31, 2015, there were 2,075,500 shares and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $498,630 and $997,260 was recorded during the three-month and six-month periods ended June 30, 2016.

On May 15, 2016, the Company issued 75,500 shares of Series B Preferred Shares, valued at $75,500 to the owners of Rayco Energy, Inc. (‘Rayco”) as consideration toward the purchase of Rayco. (See Note 6, - Business Combination).

NOTE 8 – BUSINESS COMBINATION

On May 15, 2016, the Company entered into a share exchange agreement with to purchase 100 percent of the issued and outstanding common stock of Rayco Energy, Inc. (“Rayco”), a San Francisco Bay Area-based energy service company focused on energy efficiency, solar power, and building modernization, in exchange for 75,500 shares of Series B Preferred Stock. In addition, the Company agrees to pay an additional $350,000 in cash to shareholders of Rayco, conditioned upon the 2016 net profit from the operation of Rayco being in excess of $10,000 (“the Condition”).  To evidence the contingent unpaid balance of the purchase price, the Company executed 6 percent subordinated promissory notes with Rayco’s shareholders in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000 with interest and principal payable monthly on first day of each month commencing May 1, 2017. In the event that the Condition is not met, such notes will be deemed null and void.

The results of operations related to this acquisition have been included in since the acquisition date. During the three and six-month periods ended June 30, 2016, our net sales of the products acquired from Rayco Energy, Inc, were approximately $279,981 and $-0-, respectively.

In addition to consolidating the financial statements of the Company and subsidiary, certain intangible assets were identified and recognized, based upon the excess of purchase price to the net assets of the acquired subsidiary. The accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final, the amounts allocated to intangibles assets and goodwill, are subject to change pending the completion of final valuations of certain assets and liabilities.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 8 – BUSINESS COMBINATION (CONTINUED)

The total provisional purchase price for the business combination was allocated as follows:

Consideration paid:
Liabilities assumed	$788,151
Contingent liability issued	350,000
Preferred stock issued	75,500
Total	$1,213,651

Consideration received:
Cash	$23,711
Accounts receivable	104,794
Inventories	36,670
Other current assets	3,350
Property and equipment	18,462
Customer List	760,000
Goodwill	266,664
Total	$1,213,651

NOTE 9 – PRO FORMA RESULTS OF OPERATIONS

The Company’s unaudited pro forma results of operations for the six months ended June 30, 2016 and 2015, assuming the Rayco Energy’s acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of Rayco Energy’s prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. The pro forma adjustments related to the acquisition of Rayco Energy are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented below and that impact could be material. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2016	2015

Total revenues	$1,452,533	$1,854,406
Net loss	(1,281,309)	(185,946)

Pro forma loss per common share – basic and diluted	$(0.03)	$(0.04)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with the purchase of Rayco Enterprises, Inc., the Company agreed to pay $350,000 as part of the purchase price.  The Company issued a Note Payable for $350,000, bearing interest at 6%.  The Note is contingent upon the operations of Rayco netting a profit in excess of $10,000 for the period May 16, 2016 through December 31, 2016.  If the condition is met, the note and interest are payable monthly on the first day of each month commencing May 1, 2017 consistent with a six-month amortization schedule.  If the contingency is not met, the note will be voided.  Prepayments may be made by the Company.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016 and December 31, 2015

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to period end, the Company had multiple conversions of Preferred A and Preferred B into Common stock.  There were 740,000 shares of Preferred A stock converted into 37,000 shares of common stock and 1,745,000 shares of Preferred B stock converted into 17,450,000.

Rayco Energy, Inc. was renamed as Sunvalley Solar Energy, Inc. effectively on August 09, 2016.

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

We are working to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.  We conduct our operations through our wholly-owned subsidiary, Sunvalley Solar Tech, Inc.  On May 15, 2016 we acquired Rayco Energy, Inc. (“Rayco”), a northern California company specializing in providing cost-saving and efficient energy solutions, including LED lighting, Solar Thermal and Solar Electricity, to local communities and business units. We also agreed to invest no less than $350,000 working capital into Rayco for its current projects and working capital.

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

Results of Operations for the three and six months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, we generated revenues of $310,547 and incurred costs of sales of $133,262, resulting in gross profit of $177,285. We incurred general and administrative expenses of $147,091, salary and wage expense of $736,517, and professional fees of $50,692. We incurred interest expense of $3,994. Our net loss for the quarter ended June 30, 2016 was $761,009.

By comparison, during the quarter ended June 30, 2015, we generated revenues of $143,682 and incurred costs of sales of $94,340, resulting in gross profit of $49,342. We incurred general and administrative expenses of $73,925, salary and wage expense of $163,882, and professional fees of $49,503. We recorded other income of $235 and interest expense of $654. Our net loss for the quarter ended June 30, 2015 was $238,387.

During the six months ended June 30, 2016, we generated revenues of $310,547 and incurred costs of sales of $133,262, resulting in gross profit of $177,285. We incurred general and administrative expenses of $249,596, salary and wage expense of $1,431,587, and professional fees of $84,828. We recorded other income of $1,693 and interest expense of $3,737. Our net loss for the six months ended June 30, 2016 was $1,590,770.

By comparison, during the six months ended June 30, 2015, we generated revenues of $1,069,424 and incurred costs of sales of $797,818, resulting in gross profit of $271,606. We incurred general and administrative expenses of $156,929, salary and wage expense of $291,120, and professional fees of $95,153. We recorded other income of $585 and interest expense of $1,602. Our net loss for the six months ended June 30, 2015 was $272,613.

We are currently working on four major installation projects with contract prices totaling approximately
$6.9 million. One of these contracts is expected to be substantially completed by the third quarter of 2016 and the other three contracts are expected to complete by the end of 2016.

Our results of operations presented in this Quarterly Report include the results of our newly-acquired subsidiary, Rayco Energy, Inc., from the May 15, 2016 date of acquisition. We believe that, as a result of our acquisition of Rayco Energy, our total revenues will increase as compared to prior financial periods.

Our significant increase in salaries and wages expense as compared to the same periods last year is the result of our issuance of 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and employees on July 23, 2015, which is being recognized over the vesting period of the grants. During the three and six months ended June 30, 2016, this stock issuance resulted in non-cash compensation expenses of $498,630 and $997,260, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets in the amount of $4,871,410, consisting of cash and cash equivalents in the amount of $1,074,483, accounts receivable of $1,914,966, inventory in the amount of $1,396,311, costs in excess of billings on uncompleted contracts of $400,164, prepaid expenses and other current assets of $47,986, and restricted cash of $37,500. As of June 30, 2016, we had current liabilities in the amount of $6,520,280. These consisted of accounts payable and accrued expenses in the amount of $3,851,444, customer deposits of $1,997,640, accrued warranty of $128,432, advances from contractors of $103,389, short-term loans of $88,141, and the current portion of a capital lease in the amount of $1,234. Our working capital deficit as of June 30, 2016 was therefore $,1,648,870. During the six months ended June 30, 2016, our operating activities used a net $102,268 in cash.  Investing activities used $11,994 in cash and financing activities used $20,453 during the period.

Our accounts payable and accrued expenses as of June 30, 2016 consisted of the following:

Accounts Payable	3,506,054
Credit Card payable	199,768
Contingent liability	350,000
Other accrued expense	2,370,688
Payroll liabilities	58,014
Sales tax payable	35,756
Total	$6,520,280

 As of June 30, 2016, we had no long term liabilities.  As part of our acquisition of Rayco Energy, we acquired a short-term note with a balance $88,141 as of June 30, 2016.  The note accrues interest at a rate of 24.90%.

In connection with our acquisition of Rayco Energy, we agreed to pay $350,000 in cash as a part of the purchase price.  We issued a Note Payable for this obligation in the amount of $350,000, bearing interest at 6%.  The Note is contingent upon the operations of Rayco netting a profit in excess of $10,000 for the period May 16, 2016 through December 31, 2016.  If the condition is met, principal and interest are payable on the Note monthly on the first day of each month commencing May 1, 2017 consistent with a six-month amortization schedule.  If the contingency is not met, the note will be voided.  We may make prepayments under the Note.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $5,040,604 as of June 30, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	September 26, 2016

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	September 26, 2016

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer