Form 10-Q
period 2016-09-30
SUNVALLEY SOLAR, INC.
filed 2016-11-21
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23, 303,676 common shares as of November 21, 2016.

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

Item 1.

     Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$808,457	$1,209,198
Resticted cash	37,500	37,500
Accounts receivable, net	2,204,275	1,997,935
Inventory, net	202,923	103,346
Costs in excess of billings on uncompleted contracts	175,022	58,235
Prepaid expenses and other current assets	69,335	14,187
Total current assets	3,497,512	3,420,401

PROPERTY AND EQUIPMENT, NET	67,668	27,948

OTHER ASSETS
Long-term accounts receivable, net	2,123,278	3,011,745
Customer list, net	664,219	-
Goodwill	266,664	-
Other assets	7,220	7,757
Intercompany receivable	-	-
Total other assets	3,061,381	3,019,502
TOTAL ASSETS	$6,626,561	$6,467,851

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,128,292	$4,478,157
Customer deposits	668,270	75,654
Accrued warranty	139,333	133,733
Contingent liabilities	350,000	-
Advances from contractors	103,389	103,389
Current portion of capital lease	-	3,537
Total current liabilities	5,389,284	4,794,470
TOTAL LIABILITIES	5,389,284	4,794,470

STOCKHOLDERS' EQUITY

Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 260,000 and 1,000,000 shares
issued and outstanding, respectively	260	1,000
Class B convertible preferred stock, $0.001 par value,
2,075,500 shares authorized, 255,000 and 2,000,000 shares
issued and outstanding, respectively	255	2,000
Common stock, $0.001 par value, 150,000,000 shares
authorized, 22,600,349 and 4,357,849 shares issued and oustanding, respectively	22,602	4,358
Additional paid-in capital	6,293,406	5,115,857
Accumulated deficit	(5,079,246)	(3,449,834)
Total Stockholders' Equity	1,237,277	1,673,381
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,626,561	$6,467,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$2,956,670	$817,481	$3,267,217	$1,886,906
COST OF SALES	2,310,302	557,767	2,443,564	1,355,585

GROSS PROFIT	646,368	259,714	823,653	531,321

OPERATING EXPENSES
Salaries and wages	433,706	560,806	1,865,293	851,926
Professional fees	37,923	53,374	122,751	148,527
General and administrative	211,554	74,970	460,735	231,899

Total Operating Expenses	683,183	689,150	2,448,779	1,232,352

LOSS FROM OPERATIONS	(36,815)	(429,436)	(1,625,126)	(701,031)

OTHER INCOME (EXPENSES)
Other income	887	346	2,580	931
Disposal of fixed asset	-	-	(415)	-
Interest expense	(2,714)	(549)	(6,451)	(2,151)

Total other income (expenses)	(1,827)	(203)	(4,286)	(1,220)

LOSS BEFORE TAXES	(38,642)	(429,639)	(1,629,412)	(702,251)

Provision for income taxes	-	-	-	-

NET LOSS	$(38,642)	$(429,639)	$(1,629,412)	$(702,251)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.10)	$(0.19)	$(0.16)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	5,850,164	4,357,849	8,750,114	4,357,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(1,629,412)	$(702,251)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	110,228	17,253
Stock issued for services	1,117,809	378,081
Changes in operating assets and liabilities:
Accounts receivable	786,921	1,560,074
Inventory	(62,907)	264,684
Prepaid expenses	(55,148)	(239,175)
Restricted cash	-	(12,500)
Costs in excess of billings on uncompleted contracts	(116,787)	(184,865)
Other assets	3,886	(3,887)
Accounts payable and accrued expenses	(1,116,034)	(999,544)
Accrued warranty expense	(31,292)	(11,040)
Customer deposits	592,616	(22,436)

Net Cash Provided by (Used in) Operating Activities	(400,120)	44,394

INVESTING ACTIVITIES:
Disposal of equipment	595	-
Purchase of equipment	(36,300)	(23,124)
Cash acquired in business combination	23,711	-

Net Cash Used in Investing Activities	(11,994)	(23,124)
Net Cash Provided By Discontinued Investing Activities	-	-

FINANCING ACTIVITIES:
Repayments of long term debt	(3,537)	(12,401)
Cash received for notes payable	74,000	-
Repayment of capital lease	(59,090)	(2,943)

Net Cash Provided by (Used in) Financing Activities	11,373	(15,344)

NET CHANGE IN CASH	(400,741)	5,926
CASH AT BEGINNING OF PERIOD	1,209,198	822,444

CASH AT END OF PERIOD	$808,457	$828,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$10,974	$549

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and notes payable issued in business combination	$1,151,786	$-
Conversion of preferred stock to common stock	$18,245	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of Sunvalley and its subsidiary, Sunvalley Solar Energy, Inc. (formerly known as Rayco Enterprises, Inc).  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

September 30, 2016

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

The Company’s inventory consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	202,923	103,346
TOTAL	$202,923	$103,346

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 5,200,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 2,550,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 7,750,000 such potentially anti-dilutive shares excluded as of September 30, 2016.

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

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended September 30, 2016 and there was no impairment recorded as of September 30, 2016

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

Advertising costs are expensed as incurred.  There were $29,774 and $-0- of advertising costs for the periods ended September 30, 2016 and 2015, respectively.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

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

As of September 30, 2016 and December 31, 2015, the Company has capitalized $175,022 and $58,235 of costs incurred in relation to installation projects.

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three- and nine-month periods ended September 30, 2016.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Computer and equipment	$91,300	$95,667
Furniture	21,171	20,029
Software	22,368	2,368
Vehicles	118,840	86,340
Total property and equipment	253,679	204,404
Less: accumulated depreciation	(186,011)	(176,456)
Property and equipment, net	67,668	27,948

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $14,450 and $11,483, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets at September 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$ 266,664	$ -	266,664
Customer List	760,000	(95,781)	664,219
Total	$ 1,026,664	$ (95,781)	$ 930,883

Amortization expense recognized was $95,781 and $-0- for the nine-months ended September 30, 2016 and 2015, respectively. The Customer List has a useful life of 3.0 years and has a remaining life of 2.6 years as of September 30, 2016.

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,075,500 shares of which are designated as Class B Convertible Preferred Stock. The remaining 2,924,500 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 20 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of September 30, 2016 and December 31, 2015, there were 260,000 shares of Class A Convertible Preferred Stock issued and outstanding.

In the month of July 2016, 430,000 shares of Class A Convertible Preferred stock was converted into 21,500 shares of Common stock.

In the month of August 2016, 310,000 shares of Class A Convertible Preferred stock was converted into 15,500 shares of common stock.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 6 – PREFERRED STOCK (CONTINUED)

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of September 30, 2016 and December 31, 2015, there were 255,000 shares and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $120,549 and $1,117,809 was recorded during the three-month and nine-month periods ended September 30, 2016.

On May 15, 2016, the Company issued 75,500 shares of Series B Preferred Shares, valued at $75,500 to the owners of Rayco Energy, Inc. (‘Rayco”) as consideration toward the purchase of Rayco. (See Note 7, - Business Combination).

In the month of July 2016, 1,395,000 shares of Class B Convertible Preferred Shares were converted into 13,955,000 shares of common stock.

In the month of August 2016, 425,000 shares of Class B Convertible Preferred Shares were converted into 4,250,000 of common stock.

NOTE 7 – BUSINESS COMBINATION

On May 15, 2016, the Company entered into a share exchange agreement with to purchase 100 percent of the issued and outstanding common stock of Rayco Energy, Inc. (“Rayco”), a San Francisco Bay Area-based energy service company focused on energy efficiency, solar power, and building modernization, in exchange for 75,500 shares of Series B Preferred Stock. In addition, the Company agrees to pay an additional $350,000 in cash to shareholders of Rayco, conditioned upon the 2016 net profit from the operation of Rayco being in excess of $10,000 (“the Condition”).  To evidence the contingent unpaid balance of the purchase price, the Company executed 6 percent subordinated promissory notes with Rayco’s shareholders in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000 with interest and principal payable monthly on first day of each month commencing May 1, 2017. In the event that the Condition is not met, such notes will be deemed null and void.  The Company has recorded the $350,000 as a contingent liability.

The results of operations related to this acquisition have been included in our financial statement since the acquisition date. During the three and nine-month periods ended September 30, 2016, our net sales of the products acquired from Rayco Energy, Inc, were approximately $483,516 and $711,085, respectively.

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

NOTE 7 – BUSINESS COMBINATION (CONTINUED)

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

The company added a wholly-owned subsidiary named Sunvalley Solar Service, Inc. during 2016 which business is mainly for solar system maintenance and services.  No business activities were incurred for this company as of September 30, 2016.

NOTE 8 – PRO FORMA RESULTS OF OPERATIONS

The Company’s unaudited pro forma results of operations for the nine months ended September 30, 2016 and 2015, assuming the Rayco Energy’s acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of Rayco Energy’s prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. The pro forma adjustments related to the acquisition of Rayco Energy are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented below and that impact could be material. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2016	2015

Total revenues	$4,409,203	$4,229,600
Net loss	(1,319,951)	(362,708)

Pro forma loss per common share	$(0.06)	$(0.08)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In connection with the purchase of Rayco Enterprises, Inc., the Company agreed to pay $350,000 as part of the purchase price.  The Company issued a Note Payable for $350,000, bearing interest at 6%.  The Note is contingent upon the operations of Rayco netting a profit in excess of $10,000 for the period May 16, 2016 through December 31, 2016.  If the condition is met, the note and interest are payable monthly on the first day of each month

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

commencing May 1, 2017 consistent with a nine-month amortization schedule.  If the contingency is not met, the note will be voided.  Prepayments may be made by the Company.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to period end, the Company had  conversions of Preferred A  into Common stock.  There were 70,000 shares of Preferred A stock converted into 3,500 shares of common stock.

Subsequent to period end, the Company had conversions of Preferred B into Common stock. There were 70,000 shares of Preferred B stock converted into 700,000 shares of Common stock.

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

Results of Operations for the three and nine months ended September 30, 2016 and 2015

During the three months ended September 30, 2016, we generated revenues of $2,956,670 and incurred costs of sales of $2,310,302, resulting in gross profit of $646,368. We incurred general and administrative expenses of $211,554, salary and wage expense of $433,706, and professional fees of $37,923. We recorded other income of $887 and interest expense of $2,714. Our net loss for the quarter ended September 30, 2016 was $38,642.

By comparison, during the quarter ended September 30, 2015, we generated revenues of $817,481 and incurred costs of sales of $557,767, resulting in gross profit of $259,714. We incurred general and administrative expenses of $74,970, salary and wage expense of $560,806, and professional fees of $53,374. We recorded other income of $346 and interest expense of $549. Our net loss for the quarter ended September 30, 2015 was $429,639.

During the nine months ended September 30, 2016, we generated revenues of $3,267,217 and incurred costs of sales of $2,443,564, resulting in gross profit of $823,653. We incurred general and administrative expenses of $460,735, salary and wage expense of $1,865,293, and professional fees of $122,751. We recorded other income of $2,580, interest expense of $6,451, and a loss on disposal of fixed asset in the amount of $415. Our net loss for the nine ended September 30, 2016 was $1,629,412.

By comparison, during the nine months ended September 30, 2015, we generated revenues of $1,886,906 and incurred costs of sales of $1,355,585, resulting in gross profit of $531,321. We incurred general and administrative expenses of $231,899, salary and wage expense of $851,926, and professional fees of $148,527. We recorded other income of $931 and interest expense of $2,151. Our net loss for the quarter ended September 30, 2015 was $702,251.

We are currently working on three major installation projects with contract prices totaling approximately
$4.4 million and these contracts are expected to be substantially completed by the end of 2016.

Our results of operations presented in this Quarterly Report include the results of our newly-acquired subsidiary, Rayco Energy, Inc., from the May 15, 2016 date of acquisition. We believe that, as a result of our acquisition of Rayco Energy, our total revenues will increase as compared to prior financial periods. During the three and nine-month periods ended September 30, 2016, our net sales of the products acquired from Rayco Energy, Inc., were approximately $483,516 and $711,085, respectively.

Our significant increase in salaries and wages expense as compared to the same periods last year is the result of our issuance of 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and employees on July 23, 2015, which is being recognized over the vesting period of the grants. Compensation expense of $120,549 and $1,117,809 was recorded during the three-month and nine-month periods ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets in the amount of $3,497,512, consisting of cash and cash equivalents in the amount of $808,457, accounts receivable of $2,204,275, inventory in the amount of $202,923, costs in excess of billings on uncompleted contracts of $175,022, prepaid expenses and other current assets of $69,335, and restricted cash of $37,500. As of September 30, 2016, we had current liabilities in the amount of $5,389,284. These consisted of accounts payable and accrued expenses in the amount of $4,128,292, customer deposits of $668,270, a contingent liability of $350,000, accrued warranty of $139,333, and advances from contractors of $103,389. Our working capital deficit as of September 30, 2016 was therefore $1,891,772. During the nine months ended September 30, 2016, our operating activities used a net $400,120 in cash.  Investing activities used $11,994 in cash and financing activities provided $11,373 during the period.

Our accounts payable and accrued expenses as of September 30, 2016 consisted of the following:

Accounts Payable	3,490,255
Credit Card payable	353,858
Accrued vacation	72,360
Other accrued expense	102,998
Payroll liabilities	38,189
Sales tax payable	70,632
Total	$4,128,292

As of September 30, 2016, we had no long term liabilities. As part of our acquisition of Rayco Energy, we acquired a short-term note with a balance $121,201 as of September 30, 2016. The note accrues interest at a rate of 24.90%. This note has been included in the credit card payable figure as shown above.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $5,079,246 as of September 30, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30,

2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	November 21, 2016

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	November 21, 2016

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer