Form 10-K
period 2016-12-31
SUNVALLEY SOLAR, INC.
filed 2017-04-17
CIK 1434477

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the Fiscal Year Ended December 31, 2016

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

Yes [  ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $973,877 as of June 30, 2016, using an average of bid and asked prices of $0.1215 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date of  24,557,394 as of April 13, 2017.

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

Operating Subsidiaries

In December 2014 we formed a wholly-owned subsidiary known as Sunvalley Solar Tech, Inc., a California corporation.  Effective December 31, 2014, we transferred substantially all of our assets and liabilities to our wholly-owned subsidiary.  We now conduct our operations through our wholly-owned subsidiary, Sunvalley Solar Tech, Inc.

Effective May 15, 2016 we entered into a Securities Purchase Agreement with the shareholders of Rayco Energy, Inc. which was renamed as Sunvalley Solar Energy, Inc. effective August 9, 2016 (“Rayco”). Rayco is a northern California company specializing in providing cost-saving and efficient energy solutions, including LED lighting, Solar Thermal and Solar Electricity, to local communities and business units. Under the Agreement, we acquired 100% of Rayco’s issued and outstanding shares of capital stock in exchange for seventy five thousand and five hundred (75,500) our Series B Preferred Shares.  Our Series B Preferred shares are convertible to common stock on a 10 for 1 basis. In addition, we agreed to pay an additional $350,000 in cash to the shareholders Rayco, conditioned upon the 2016 net profit from the operation of Rayco, as a wholly-owned subsidiary of Sunvalley, being in excess of $10,000 (the “Condition”). We also agreed to invest no less than $350,000 working capital into Rayco after closing for its current projects and working capital. To evidence the unpaid balance of the purchase price, we shall issue to Rayco’s shareholders 6% subordinated promissory notes in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000. Interest and principal are payable monthly under the notes on first day of each month commencing May 1, 2017.  Prepayments may be made at any time as the Company’s cash flow allows, as determined by the Sunvalley’s Board of Directors.  In the event that the Condition is not met, such notes shall be deemed null and void.

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

- LED Design and Installation
- LED Research and Development
- LED Manufacturing and Distribution

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

Our installation business remains a significant component of our total revenue structure. Our development efforts in this area focus on the installation of large commercial and governmental solar power systems, as well as residential solar power systems. Our customers in this line of business run the gamut from small private residences to large commercial solar power projects.

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

Principal Suppliers

We currently purchase solar panels primarily from three manufacturers, Canadian Solar, JS Solar and Hanwha SolarOne. We maintain good relationships with all of our suppliers, and especially with our primary and important suppliers. In addition, we are continuously adding new alternative suppliers to our supplier list. Due to the standardization of solar and LED equipment, all materials we purchase from our suppliers are available from other sources and suppliers.

Our revenues currently derive from solar system design and installation, LED design and installation, as well as solar equipment distribution. In order to expand our installation business to states other than California, we will be required to comply with local license requirements by acquiring a local installer or by hiring locally-licensed contractors to serve as officers. For our solar equipment distribution business, no local licensures are required in California or other states.

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

Personnel

We have 32 employees, 23 of whom are full-time employees. Our current internal departments include the Administration Department, the Engineering Department, the Sales/Marketing Department and the New Technology Development Department. We are lead by a management team that includes a group of scientists, research/development engineers, a professional marketing/sales team, and an experienced supply chain management team. In addition, our team includes solar power system design engineers, solar power system installation engineers, electrical system design engineers and construction engineers.

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

6

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

Item 3. Legal Proceedings

The Company filed a contractual fraud case against one of its commercial installation customers, All Fortune Group, LLC (“All Fortune”), during September 2013 for causes of action such as breach of contract, common counts and fraudulent transfer. The reliefs claimed by the Company mainly are monetary damages and interest including punitive dames, costs of suits for no less than 1.2 million. As a result of the filing by the Company, All Fortune filed a lawsuit against the Company for causes of action which are breach of contract, negligent misrepresentation, intentional misrepresentation and fraud in All Fortune’s complaint. The reliefs claimed by All Fortune are mainly monetary damages including punitive damages, costs of suit and other recoverable fees and damages. A settlement was reached between the Company and All Fortune on October 7, 2015. A money judgement in the amount of $874,689 to the Company. All Fortune will pay $380,000 within 20 days after All Fortune’s receipt of the Company’s insurer payment for $215,000. All Fortune agrees to pay the Company the remaining balance owed of $494,689 in 30 monthly payments at $16,453 and the 31st monthly payment of $1,100. The Company recorded $874,689 as collection of bad debt in the operating expenses in the 4th quarter of 2015.

Sunvalley filed a complaint on February 21, 2014 against John Chiang for two causes of action which are breach of contract and common counts. The reliefs prayed by Sunvalley are monetary damages and interests including attorneys’ fees and costs of suits for no less than $26,504. Chiang filed an answer to complaint on March 31, 2014. This case was consolidated with Sunvalley v. All Fourtune, et al., which was later consolidated with case All Fortune v. Sunvalley. Sunvalley v. John Chiang was dismissed on December 18, 2015 due to dismissal of leading case All Fortune v. Sunvalley.

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

The Company filed a contractual dispute case against one of its suppliers, Baoding Tianwei Solarfilms So. Ltd on September 20, 2013 for causes of action which are breach of contract, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose and negligence. The reliefs prayed by Sunvalley are monetary damages and interests including punitive damages, costs of suits, as well as other and further relief court deems just and proper. The damage sought is no less than $8 million dollars. Baoding Tianwei Baobian Electric Co. is added in as a codefendant and is undergoing Hague Convention service. On March 9, 2017, Sunvalley Solar voluntarily dismissed the complaint against Baoding Tianwei Baobian Electric Co., Ltd. Sunvalley has been preparing the default judgement package against Boading Tianwei Solarfilms So. Ltd. The package will be submitted with the court on or before April 20, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SSOL” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the electronic market operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTC Markets system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTC Markets system.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2016

Quarter Ended	High $	Low $
December 31, 2016	$0.185	$0.04
September 30, 2016	$0.22	$0.066
June 30, 2016	$0.15	$0.057
March 31, 2016	$0.11	$0.03

Fiscal Year Ended December 31, 2015

Quarter Ended	High $	Low $
December 31, 2015	$0.06	$0.0176
September 30, 2015	$0.35	$0.021
June 30, 2015	$0.36	$0.182
March 31, 2015	$0.44	$0.18

On April 14, 2017, the last sales price per share of our common stock was $0.055.

Penny Stock

8

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

Holders of Our Common Stock

As of April 13, 2017, we had 25,263,176 shares of our common stock issued and outstanding, held by sixty-two (62) shareholders of record.

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

•

Promoting and enhancing our company’s brand and reputation in solar and LED design and integration and expanding our installation business.

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

10

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

Results of Operations for the Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we generated gross revenues of $8,492,844. Total cost of sales was $6,792,823, resulting in gross profit of $1,700,121. Total operating expenses were $2,823,805, consisting entirely of selling, general and administrative expenses.  We experienced interest expense of $22,417 and other expenses of $1,303. We also recorded a gain of $104,000 on write-down of contingent consideration, and a benefit for income taxes of $44,286. Our net loss for the year ended December 31, 2016 was therefore $999,118.

By comparison, during the year ended December 31, 2015, we generated gross revenues of $5,788,177. Total cost of sales was $4,268,743, resulting in gross profit of $1,519,434. Total operating expenses were $1,322,360, consisting entirely of selling, general and administrative expenses.  We experienced interest expense of $1,358 and other income of $1,438. Our net income for the year ended December 31, 2015 was therefore $195,811.

Our gross revenues, as well as our cost of sales and operating expenses increased significantly in 2016 compared to 2015. One of the reasons for such increases was due to the acquisition of Rayco which had gross revenue of $1,204,913, cost of sales of $1,007,304 and operating expenses of $305,760 in 2016.  In addition, the Company had approximately $1.5 million more sales in 2016 compared to 2015.  Our gross profit margin decreased from 26% in 2015 to 20% in 2016 was mainly due to Rayco having smaller customer projects with lower gross profit margin compared to large-scale customer commercial projects.  In addition, we hired more installers in 2016 which

12

increased our costs of sales. Our operating expenses increased $1,195,685 on top of Rayco’s operating expenses of $305,760 in 2016 compared to 2015.  One of the reason was the collection of All Fortune’s recovery of bad debt expense of $874,689 recorded in 2015 to reduce its operating expenses by such amount (refer to Item 3. Legal Proceedings). Other reasons for the increased operating expenses were for salary and wages increased by approximately $235,618 in 2016 as a result of salary compensation related to preferred stock issued during July 2015, telemarketing expense increased of $33,642 and insurance expense increased of $38,677.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets in the amount of $4,873,813, consisting of cash and cash equivalents in the amount of $1,563,781, accounts receivable of $3,062,923, inventory in the amount of $95,461, costs in excess of billings on uncompleted contracts of $37,790, prepaid expenses and other current assets of $76,358, and restricted cash of $37,500. As of December 31, 2016, we had current liabilities in the amount of $5,246,413. These consisted of accounts payable and accrued expenses in the amount of $5,048,447, customer deposits of $13,396, advances from contractors of $103,389, and notes payable, net of discount, in the amount of $81,181. Our working capital deficit as of December 31, 2016 was therefore $372,600.

Our accounts payable and accrued expenses as of December 31, 2016 consisted of the following:

Accounts Payable	$3,945,956
Credit Card payable	$204,627
Accrued vacation	$76,641
Other accrued expense	$640,025
Payroll liabilities	$58,784
Sales tax payable	$122,414
Total	$5,048,447

As of December 31, 2016, we had no long term liabilities.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $4,448,952 as of December 31, 2016. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of December 31, 2016, is attributable to the purchase of Rayco Energy, Inc. The Company does not amortize goodwill.

In January 2017, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that simplifies the assessment of goodwill for impairment when the estimated fair value of a reporting unit is less than its carrying value by eliminating the requirement to determine the fair value of goodwill. Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value. The new guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company adopted this new guidance in the fourth quarter of 2016.

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

Rayco’s  revenue  consists  of  solar  and  LED  installation  projects,  both  to  commercial  and  residential customers. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on  long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of the actual cost incurred to total estimated costs. This cost-to-cost method is  used  because  management  considers  it  to  be  the  best  available  measure  of  progress  on  these  contracts.  Revenues from  cost-plus-fee  contracts  are  recognized  on  the  basis  of  costs  incurred  during  the  period  plus  the  fee  earned, measured on the cost-to-cost method.

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

14

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunvalley Solar, Inc.

We have audited the accompanying consolidated balance sheets of Sunvalley Solar, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunvalley Solar, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,563,781	$1,209,198
Restricted cash	37,500	37,500
Accounts receivable, net	3,062,923	1,997,935
Inventory	95,461	103,346
Costs in excess of billings on uncompleted contracts	37,790	58,235
Prepaid expenses and other current assets	76,358	14,187
Total current assets	4,873,813	3,420,401

PROPERTY AND EQUIPMENT, NET	62,751	27,948

OTHER ASSETS
Long-term accounts receivable, net	1,414,589	3,011,745
Intangible assets, net	539,536	-
Goodwill	218,076	-
Other assets	7,220	7,757
Total other assets	2,178,421	3,019,502

TOTAL ASSETS	$7,113,985	$6,467,851

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,885,326	$4,478,157
Customer deposits	13,396	75,654
Accrued warranty	163,121	133,733
Advances from contractors	103,389	103,389
Capital leases payable	-	3,537
Notes payable, net of discounts	81,181	-
Total current liabilities	5,246,413	4,794,470

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized,
120,000 and 1,000,000 shares issued and outstanding, respectively	120	1,000
Preferred stock, $0.001 par value, 2,000,000 Class B shares authorized,
130,000 and 2,000,000 shares issued and outstanding, respectively	130	2,000
Common stock, $0.001 par value, 150,000,000 shares authorized,
23,857,176 and 4,357,849 shares issued and outstanding, respectively	23,858	4,358
Additional paid-in capital	6,292,416	5,115,857
Accumulated deficit	(4,448,952)	(3,449,834)
Total Stockholders' Equity	1,867,572	1,673,381

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,113,985	$6,467,851

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

REVENUES	$8,492,944	$5,788,177
COST OF SALES	6,792,823	4,268,743
GROSS PROFIT	1,700,121	1,519,434

OPERATING EXPENSES

Selling, general and administrative	2,823,805	1,322,360

Total Operating Expenses	2,823,805	1,322,360

INCOME (LOSS) FROM OPERATIONS	(1,123,684)	197,074

OTHER INCOME (EXPENSES)

Gain on write-down of contingent consideration	104,000	-
Other income and expenses	(1,303)	1,438
Interest expense	(22,417)	(2,701)

Total other income (expenses)	80,280	(1,263)

INCOME (LOSS) BEFORE TAXES	(1,043,404)	195,811

Provision (benefit) for income taxes	(44,286)	-

NET INCOME (LOSS)	$(999,118)	$195,811

BASIC INCOME (LOSS) PER SHARE	$(0.08)	$0.04

DILUTED INCOME (LOSS) PER SHARE	$(0.08)	$0.01

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	12,493,760	4,357,849

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	12,493,760	24,407,849

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statement of Stockholders' Equity

			Class B Convertible				Additional
	Class A Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	1,000,000	$1,000	-	$-	4,357,894	$4,358	$4,235,666	$(3,645,645)	$595,379

Issuance of Class B convertible
preferred stock for services	-	-	2,000,000	2,000	-	-	880,191	-	882,191

Net income for the year ended December 31, 2014	-	-	-	-	-	-	-	195,811	195,811

Balance at December 31, 2015	1,000,000	1,000	2,000,000	2,000	4,357,894	4,358	5,115,857	(3,449,834)	1,673,381

Conversion of Class A convertible
preferred stock to common stock	(880,000)	(880)	-	-	44,000	44	836	-	-

Conversion of Class B convertible
preferred stock to common stock	-	-	(1,945,500)	(1,946)	19,455,500	19,456	(17,510)	-	-

Issuance of Class B convertible preferred
stock in business combination	-	-	75,500	76	-	-	75,424	-	75,500

Vesting of Class B convertible
preferred stock issued for services	-	-	-	-	-	-	1,117,809	-	1,117,809

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(999,118)	(999,118)

Balance at December 31, 2016	120,000	$120	130,000	$130	23,857,394	$23,858	$6,292,416	$(4,448,952)	$1,867,572

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(999,118)	$195,811
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	88,770	22,783
Preferred stock issued for services	1,117,812	882,191
Bad debt expense	-	(874,689)
Loss on disposal of equipment	415	-
Gain on write-down of contingent consideration	(104,000)	-
Amortization of debt discounts	10,485	-
Changes in operating assets and liabilities:
Restricted cash	-	(12,500)
Accounts receivable	636,962	1,075,565
Inventory	44,555	948,323
Prepaid expenses and other assets	(62,171)	1,815
Other assets	3,887	(3,887)
Costs in excess of billings on uncompleted contracts	20,445	260,499
Accounts payable and accrued expenses	(277,161)	(226,412)
Customer deposits	(62,258)	(1,825,274)
Net Cash Provided by Operating Activities	418,623	444,225

INVESTING ACTIVITIES:
Proceeds from disposal ofproperty and equipment	595	-
Purchases of property and equipment	(36,718)	(23,774)
Cash acquired in business combination	23,711	-
Net Cash Provided By Investing Activities	(12,412)	(23,774)

FINANCING ACTIVITIES:
Proceeds from long term debt	150,000	-
Repayments of long term debt	(198,091)	(29,680)
Repayment of capital lease	(3,537)	(4,017)
Net Cash (Used in) Financing Activities	(51,628)	(33,697)

NET CHANGE IN CASH	354,583	386,754
CASH AT BEGINNING OF YEAR	1,209,198	822,444
CASH AT END OF YEAR	$1,563,781	$1,209,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$2,513	$2,513
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and notes payable issued in business combination	$1,020,063	$-
Original issuance discounts on notes payable	$14,514	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Sunvalley Solar, Inc. (the Company) was incorporated on August 16, 2007 under the laws of the State of Nevada as Western Ridge Minerals, Inc., Sunvalley Solar Inc. (the "Subsidiary"), formerly known as West Coast Solar Technologies Corporation, a California corporation, was incorporated on January 30, 2007.

On May 15, 2016, the Company entered into a share exchange agreement with to purchase 100 percent of the issued and outstanding common stock of Rayco Energy, Inc. which was renamed as Sunvalley Solar Energy, Inc. effective August 9, 2016. (“Rayco”), a San Francisco Bay Area-based energy service company focused on energy efficiency, solar power, and building modernization, in exchange for 75,500 shares of Series B Preferred Stock. In addition, the Company agrees to pay an additional $350,000 in cash to shareholders of Rayco, conditioned upon the 2016 net profit from the operation of Rayco being in excess of $10,000 (“the Condition”).  To evidence the contingent unpaid balance of the purchase price, the Company executed 6 percent subordinated promissory notes with Rayco’s shareholders in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000 with interest and principal payable monthly on first day of each month commencing May 1, 2017. In the event that the Condition is not met, such notes will be deemed null and void.

Description of Business

The Company markets, sells, designs and installs solar panels for residential and commercial customers. The Company’s primary market is in the state of California, however the Company may sell anywhere in the United States.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2016 and has a working capital deficit of $372,600 and an accumulated deficit of $4,448,952 as of December 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating Segments

The Company operates as one operating segment.

Principles of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses related to this concentration of risk. As of December 31, 2016 and 2015, the Company had $1,425,746 and $959,198, respectively, in cash in bank deposits that exceeded the $250,000 federally insured limits.

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s accounts receivable consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Current portion	$3,120,718	$1,997,935
Long-term portion	1,459,589	3,050,940
Allowance for doubtful accounts	(102,795)	(39,195)
Total accounts receivable, net	$4,477,512	$5,009,680

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

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2016 and 2015.

Intangible Assets

Intangible assets are stated at cost and are amortized on a straight line basis, at the following rates:

Classification	Useful life
Customer list	5 years
Assembled workforce	5 years

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of December 31, 2016, is attributable to the purchase of Rayco Energy, Inc. The Company does not amortize goodwill.

In January 2017, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that simplifies the assessment of goodwill for impairment when the estimated fair value of a reporting unit is less than its carrying value by eliminating the requirement to determine the fair value of goodwill. Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value. The new guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company adopted this new guidance in the fourth quarter of 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (Continued)

The Company performs an impairment assessment of goodwill annually as of December 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill in 2016.

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

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $163,121 and $133,733 at December 31, 2016 and 2015, respectively.

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

Rayco’s  revenue  consists  of  solar  and  LED  installation  projects,  both  to  commercial  and  residential customers. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of the actual cost incurred to total estimated costs. This cost-to-cost method is  used  because  management  considers  it  to  be  the  best  available  measure  of  progress  on  these  contracts.  Revenues from  cost-plus-fee  contracts  are  recognized  on  the  basis  of  costs  incurred  during  the  period  plus  the  fee  earned, measured on the cost-to-cost method.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as direct labor, inbound freight costs and other material costs required to complete products and installation projects. For installation projects, the direct labor costs are recorded as work-in-progress inventory and other installation project costs incurred by the Company

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 2016 and December 31, 2015, the Company has capitalized $37,790 and $58,235 of costs incurred in relation to installation projects.

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to $36,655 and $3,013 for the years ended December 31, 2016 and 2015, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to $-0- and $-0- for the years ended December 31, 2016 and 2015, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net earnings by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic earnings (loss) per share are equal to diluted earnings (loss) per share due to the impact of additional common shares that could be issued upon conversion of issued and outstanding convertible preferred stock would be anti-dilutive. Dilutive instruments include 6,000 shares to be issued upon conversion of Series A Convertible Preferred Stock and 1,300,000 shares to be issued upon conversion of Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,306,000 such potentially anti-dilutive shares excluded as of December 31, 2016 as their effect would have been antidilutive.

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

NOTE 3 – BUSINESS COMBINATION

On May 15, 2016, the Company entered into a share exchange agreement with to purchase 100 percent of the issued and outstanding common stock of Rayco Energy, Inc. (“Rayco”), a San Francisco Bay Area-based energy service company focused on energy efficiency, solar power, and building modernization, in exchange for 75,500 shares of Series B Preferred Stock. In addition, the Company agrees to pay an additional $350,000 in cash to shareholders of Rayco, conditioned upon the 2016 net profit from the operation of Rayco being in excess of $10,000 (“the Condition”).  To evidence the contingent unpaid balance of the purchase price, the Company executed 6 percent subordinated promissory notes with Rayco’s shareholders in the aggregate amount $350,000, payable only upon Rayco’s 2016 net operating profit being in excess of $10,000 with interest and principal payable monthly on first day of each month commencing May 1, 2017. As of December 31, 2016 the Condition had not been met, and as such the note was deemed null and void.

The results of operations related to this acquisition have been included in our financial statement since the acquisition date. During the period from acquisition through December 31, 2016, our net sales of the products acquired from Rayco Energy, Inc. were $1,204,913.

In addition to consolidating the financial statements of the Company and subsidiary, certain intangible assets were identified and recognized, based upon the excess of purchase price to the net assets of the acquired subsidiary. The total purchase price for the business combination was allocated as follows:

Consideration paid:
Liabilities assumed	$840,563
Contingent liability issued	104,000
Preferred stock issued	75,500
Total	$1,020,063

Consideration received:
Cash	$23,711
Accounts receivable	104,794
Inventories	36,670
Other current assets	3,350
Property and equipment, net	18,462
Identified intangible assets (customer list and assembled workforce)	615,000
Goodwill	218,076
Total	$1,020,063

The company added a wholly-owned subsidiary named Sunvalley Solar Service, Inc. during 2016 which business is mainly for solar system maintenance and services.  No business activities were incurred for this company as of December 31, 2016.

NOTE 4 – RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2016 and 2015 the Company maintains a certificate of deposit in the amount of $37,500 and $37,500, respectively, with a financial institution.

NOTE 5 – INVENTORY

The Company’s inventory consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Raw materials	$-	$-
Work in progress	-	-
Finished goods	95,461	103,346
Total inventory	$95,461	$103,346

The Company’s reserve for excess and obsolete inventory amounted to $-0- and $-0- as of December 31, 2016 and 2015.

NOTE 6 – COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The Company is currently involved in certain major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these contracts under the completed contract and percentage of completion methods of accounting. The Company recognizes revenue when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before completion of substantial completion of the work.

As of December 31, 2016 and December 31, 2015, the Company has capitalized $37,790 and $58,235 of costs incurred in relation to installation projects.

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Computer and equipment	$91,300	$95,667
Furniture	21,171	20,029
Software	22,368	2,368
Vehicles	118,840	86,340
Total property and equipment	253,679	204,404
Less: accumulated depreciation	(190,928)	(176,456)
Property and equipment, net	$62,751	$27,948

Depreciation expense for the years ended December 31, 2016 and 2015 was $15,200 and $22,783, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer list and assembled workforce) recorded in connection with the business combination with Rayco Energy, Inc. The following table presents the detail of intangible assets for the periods presented:

	December 31, 2016	December 31, 2015
Identified intangible assets	$615,000	$-
Goodwill	218,076	-
Accumulated amortization	(77,464)	-
Total intangible assets and goodwill	755,612	-

Weighted average remaining life	4.37 years	-

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $77,464 and $-0- for the years ended December 31, 2016 and 2015, respectively.

NOTE 9 – ADVANCES FROM CONTRACTORS

On August 14, 2012 the Company entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. The outstanding balance of the advances at December 31, 2016 and 2015, was $103,389 and $103,389, respectively.

NOTE 10 – EQUIPMENT LEASE

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

Capital leases payable outstanding as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Forklift lease	$-	$3,537
Total equipment leases	$-	$3,537

NOTE 11 – NOTES PAYABLE

Notes payable outstanding as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Notes payable (1)
Current portion	$-	$-
Long-term portion	81,181	-
Total notes payable	$81,181	$-

(1)

Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.07 percent as of December 31, 2016). The remaining loan balance of $76,266 was paid off in full on August 15, 2016 through the execution of a new note payable under the same terms with a face value of $150,000 and an original issuance discount of $14,514 which matures on May 25, 2017. As of December 31, 2016, the principal remaining on the note is $85,210 with a remaining discount of $4,029.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common shares for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of December 31, 2016 and December 31, 2015, there were 120,000 and 1,000,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

During the year ended December 31, 2016, holders of Class A Convertible Preferred stock elected to convert 880,000 shares into 44,000 shares of common stock.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of December 31, 2016 and December 31, 2015, there were 130,000 shares and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

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

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Compensation expense of $1,117,812 and $880,191 was recorded during the years ended December 31, 2016 and 2015, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

Class B Convertible Preferred Stock (Continued)

On May 15, 2016, the Company issued 75,500 shares of Series B Preferred Shares, valued at $75,500 to the owners of Rayco Energy, Inc. (‘Rayco”) as consideration toward the purchase of its wholly-owned subsidiary, Rayco Energy, Inc.

During the year ended December 31, 2016, holders of Class B Convertible Preferred stock elected to convert 19,455,500 shares into 1,945,000 shares of common stock.

Common Stock

Effective July 22, 2015, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The accompanying consolidated financial statements reflect the reverse stock split on a retroactive basis. The Company also increased the number of authorized common shares from 4,500,000 to 150,000,000 and preferred shares from 1,000,000 to 6,000,000. No shares of common stock were issued during the years ended December 31, 2016 and 2015, other than shares issued in the preferred stock conversions noted above.

NOTE 13 – INCOME TAXES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s net deferred tax assets consist of the following components:

	December 31, 2016	December 31, 2015
Deferred tax asset:
Net operating loss carryforwards	$(1,314,939)	$(1,172,943)
Valuation allowance	1,314,939	1,172,943
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2016	December 31, 2015

Tax benefit at statutory rates	$(339,700)	$66,576
Change in valuation allowance	(339,700)	(66,576)
Net provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $1,314,393 as of December 31, 2016 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2016 and 2015 remain open to examination by federal tax authorities and other tax jurisdictions.

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 14 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from two manufacturers during the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, these vendors accounted for approximately 59 percent and 54 percent, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2016 and 2015, two and four customers, respectively, represented more than 10 percent of the Company’s sales. This translates to approximately 93 and 99 percent of the Company's annual net revenues for the years ended December 31, 2016 and 2015.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2016, minimum annual commitments, which do not include common are maintenance charges or real estate taxes which are also required contractual obligation under our operating leases, under non-cancelable leases were as follows:

	Capital Leases	Operating Leases	Totals
2017	$-	$61,009	$61,009
2018	-	57,533	57,533
2019	-	1,908	1,908
2020	-	1,908	1,908
2021	-	1,749	1,749
Thereafter	-	-	-
Total minimum lease payments	$-	$124,107	$124,107
Less: amount representing interest	-
Net minimum lease payments on capital leases	$-

Total rent expense amounted to $54,904 and $44,961 for the fiscal years ended December 31, 2016 and 2015, respectively.

Legal Proceedings

The Company filed a contractual fraud case against one of its commercial installation customers, All Fortune Group, LLC (“All Fortune”), during September 2013 for causes of action such as breach of contract, common counts and fraudulent transfer. The reliefs claimed by the Company mainly are monetary damages and interest including punitive dames, costs of suits for no less than 1.2 million. As a result of the filing by the Company, All Fortune filed a lawsuit against the Company for causes of action which are breach of contract, negligent misrepresentation, intentional misrepresentation and fraud in All Fortune’s complaint. The reliefs claimed by All Fortune are mainly monetary damages including punitive damages, costs of suit and other recoverable fees and damages. A settlement was reached between the Company and All Fortune on October 7, 2015. A money judgement in the amount of $874,689 to the Company. All Fortune will pay $380,000 within 20 days after All Fortune’s receipt of the Company’s insurer payment for $215,000. All Fortune agrees to pay the Company the remaining balance owed of $494,689 in 30 monthly payments at $16,453 and the 31st monthly payment of $1,100. The Company recorded $874,689 as collection of bad debt in the operating expenses in the 4th quarter of 2015.

Sunvalley filed a complaint on February 21, 2014 against John Chiang for two causes of action which are breach of contract and common counts. The reliefs prayed by Sunvalley are monetary damages and interests including attorneys’ fees and costs of suits for no less than $26,504. Chiang filed an answer to complaint on March 31, 2014. This case was consolidated with Sunvalley v. All Fourtune, et al., which was later consolidated with case All

SUNVALLEY SOLAR, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Fortune v. Sunvalley. Sunvalley v. John Chiang was dismissed on December 18, 2015 due to dismissal of leading case All Fortune v. Sunvalley.

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

The Company filed a contractual dispute case against one of its suppliers, Baoding Tianwei Solarfilms So. Ltd on September 20, 2013 for causes of action which are breach of contract, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose and negligence. The reliefs prayed by Sunvalley are monetary damages and interests including punitive damages, costs of suits, as well as other and further relief court deems just and proper. The damage sought is no less than $8 million dollars. Baoding Tianwei Baobian Electric Co. is added in as a codefendant and is undergoing Hague Convention service. On March 9, 2017, Sunvalley Solar voluntarily dismissed the complaint against Baoding Tianwei Baobian Electric Co., Ltd. Sunvalley has been preparing the default judgement package against Boading Tianwei Solarfilms So. Ltd. The package will be submitted with the court on or before April 20, 2017.

In connection with the purchase of Rayco Enterprises, Inc., the Company agreed to pay $350,000 as part of the purchase price.  The Company issued a Note Payable for $350,000, bearing interest at 6%.  The Note is contingent upon the operations of Rayco netting a profit in excess of $10,000 for the period May 16, 2016 through December 31, 2016.  If the condition is met, the note and interest are payable monthly on the first day of each month

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 500,000 shares of Series A Preferred Stock, 30,000 shares of Series B Preferred Stock, and 700,000 shares of common stock to various individuals for services provided.

Subsequent to December 31, 2016, the Company had conversions of preferred A into common stock.  There were 120,000 shares of Preferred A stock converted into 6,000 shares of common stock.

Subsequent to December 31, 2016, the Company had conversion of preferred B into common stock. There were 70,000 shares of Preferred B stock converted into 700,000 shares of common stock. In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2016.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Director of Administration

William Hsien

39

CEO & Director of Sunvalley Solar Tech, Inc.

Mehmet Cercioglu

33

General Manager, Sunvalley Solar Tech, Inc.

Ricky Chu

34

General Manager, Sunvalley Solar Energy, Inc.

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

Mehmet Cercioglu – Mr Cercioglu currently serves as General Manager of Sunvalley Solar Tech Inc. Mehmet is a proven expert in the solar industry with experience working on some of the largest Commercial and Ag projects in California. His core skills include solar PV project development, project finance, Net Energy Metering Aggregation, system design, interconnection, utility policies and market strategies.

Mehmet has been with Sunvalley Solar since 2010 when he was hired as Sales Engineer to manage the sales and marketing of commercial grid-tied solar power systems. Transitioning into the role of General Manager in 2016, Mehmet has led the company’s expansion in new markets and development of a number of new service offerings. Mehmet has more than 8-years of solar photovoltaic operations and business development experience.

Mehmet holds a MS in Electrical Engineering from Kocaeli University and General Business Studies degree from University of California Los Angeles (UCLA).

Ricky Chu – Mr. Chu is the General Manager of Sunvalley Solar Energy, Inc.

Ricky Chu leads the Nor Cal operations specializing in solar and led lighting projects. Mr. Chu's experience working with homeowners associations [HOA] and non-profit entities has allowed for Sunvalley to become a market leader in the HOA industry. Mr. Chu currently works with prospective communities on how to accurately size their energy projects for current and future usage. As a pioneer in integrating demand-charge measures with solar pv, Sunvalley currently has the ability to design & engineer the fastest payback energy projects in the multi-family and commercial market.

Over the last 8 years, Mr. Chu has designed and implemented solar and demand reduction projects on many of Nor Cal's largest multi-family developments. Mr. Chu holds a BA in International Relations from University California-Davis. In his free time, he enjoys spending time outdoors in the California sun.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2016 2015	117,600 115,939	-0- 29,400	698,630 551,370	-0- -0-	-0- -0-	-0- -0-	-0- -0-	816,230 696,709
Mandy Chung, CFO, Secretary, and Treasurer	2016 2015	54,000 53,769	-0- 9,720	39,123 30,877	-0- -0-	-0- -0-	-0- -0-	-0- -0-	93,123 94,336
Hangbo (Henry) Yu, General Manager and Director	2016 2015	108,000 113,631	-0- 15,000	181,644 143,356	-0- -0-	-0- -0-	-0- -0-	-0- -0-	289,644 271,987
William Hsien, CEO and Director of Sunvalley Solar Tech, Inc.	2016 2015	120,000 110,469	-0- 24,000	39,123 30,877	-0- -0-	-0- -0-	-0- -0-	-0- -0-	159,123 165,346
Shirley Liao, Director of Administration	2016 2015	75,000 73,500	-0- 11,250	39,123 30,877	-0- -0-	-0- -0-	-0- -0-	-0- -0-	114,123 115,627
Mehmet Cercioglu, General Manager, Sunvalley Solar Tech, Inc.	2016 2015	96,000 174,985	-0- -0-	30,740 19,200	-0- -0-	-0- -0-	-0- -0-	-0- -0-	126,760 194,185
Ricky Chu, General Manager, Sunvalley Solar Energy, Inc.	2016 2015	44,000 -0-	$7,093 -0-		-0- -0-	-0- -0-	-0- -0-	-0- -0-	51,093 -0-

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

On March 17, 2017, we issued shares of common and preferred stock to certain executive officers as additional compensation as follows:

Executive Officer Name	Share Class	Number of Shares	Vesting period
Zhijian (James) Zhang	Class A Preferred	500,000	No Restricted Period
Hangbo (Henry) Yu	Common	200,000	One Year
Waiman Mandy Chung	Common	120,000	One Year
Shirley Liao	Common	60,000	One Year
William Hsien	Common	150,000	One Year
Tahir Cercioglu	Common	100,000	One Year
Ricky Chu	Common	70,000	One Year

During the one-year vesting period, the common stock awarded may not be sold, transferred, or encumbered, and is subject to forfeiture in the event the executive terminates their relationship with the company.

On July 23, 2015, we issued 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and others in exchange for services valued at $2,000,000. The holders of the Class B Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 common shares, and have the right to 10 votes per Class B share for all matters submitted to the holders of the Company’s common stock. These shares were issued as incentive compensation for services rendered or to be rendered by certain officers, directors, and key employees of the Company, and the issuance to each individual is governed by a Restricted Stock Award Agreement. These shares vested under the relevant award agreements on July 23, 2016.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	-	-	-	-
Mandy Chung, CFO, Secretary, and Treasurer	-	-	-	-	-	-	-	-	-
Hangbo (Henry) Yu, General Manager and Director	-	-	-	-	-	-	-	-	-
William Hsien, CEO, Sunvalley Solar Tech, Inc.	-	-	-	-	-	-	-	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	-	-	-	-	-	-	-
Hangbo (Henry) Yu	-	-	-	-	-	-	-
Robert Dyskant, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We provided compensation to directors for their service as directors listed as above in 2016.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: (i) 24,557,394 shares of common stock outstanding; (ii) 500,000 shares of Class A Convertible Preferred Stock outstanding, which are convertible to a total of 500,000 of common stock; and (iii) 90,000 shares of Series B Convertible Preferred Stock outstanding, which are convertible to 900,000 shares of common stock.  Total common stock on a fully diluted basis is therefore 26,663,176 shares.  Percentage figures for voting power of common stock are based upon: (i) 25,263,176 shares of common stock outstanding with one vote per share; (ii) 500,000 shares of Class A Convertible Preferred Stock outstanding, with 100 votes per share; and (iii) 90,000 shares of Series B Convertible Preferred Stock outstanding, with 10 votes per share.  Total shareholder voting power is therefore 76,163,176 votes.

Common Stock
Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership	Percent of voting power
Current Executive Officers & Directors:
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	12,798,507(2)	48.00%	81.80%
Hangbo (Henry) Yu 3309 S. Gauntlet Dr. West Covina, CA 91792	3,468,356	13.01%	4.55%
Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	764,398	2.87%	1.00%
Mandy Chung 1059 Moreno Way Placentia, CA 92870	862,960	3.24%	1.13%
William Hsien 2430 Hawkwood Dr. Chino Hills, CA 91709	853,500	3.20%	1.12%
Mehmet Cercioglu 606 N. Daisy Ave. Pasadena, CA 91107	653,500	2.45	0.86%
Ricky Chu 1280 Carmel Terrace Los Altos, CA 94024	725,000	2.72	0.95%
Total of All Current Directors and Officers:	20,126,221	75.49%	91.41%
Other > 5% Beneficial Owners:
None

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

(2)	Includes 12,298,507 shares of common stock and 500,000 shares of Class A Convertible Preferred Stock, which are convertible into 500,000 shares of common stock and vote 100:1.
Class A Convertible Preferred Stock
Name and address of beneficial owner	Amount of beneficial ownership	Percent of beneficial ownership
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	500,000	100%
Total of All Current Directors and Officers:	500,000	100%
Other > 5% Beneficial Owners:
None

Class B Convertible Preferred Stock
Name and address of beneficial owner	Amount of beneficial ownership	Percent of beneficial ownership
Total of All Current Directors and Officers:	0	0%
Other > 5% Beneficial Owners:
Gordon Jones 1393 N. Bennett Cir. Farmington, UT 84025	30,000	33.33%
Fang Xu 11239 Vandeman Way San Diego, CA 92131	60,000	66.67%

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

3.

On July 23, 2015, the Company issued 2,000,000 shares of Class B Convertible Preferred Stock, to certain officers, directors and/or employees for services valued at $2,000,000, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible. The issuance of such preferred shares was valued as a stock subscription payable of $2,000,000 which is being amortized ratably over the vesting period to compensation expenses based on the fair market value of the Company’s preferred shares on the date of issuance. Compensation expense of $882,191 was recorded during the period ended December 31, 2015, and the remaining compensation expense related to the unvested portion of preferred stock was $1,117,812.

4.

Effective March 17, 2017, the Company issued 500,000 shares of Class A Convertible Preferred Stock, 30,000 shares of Class B Convertible Preferred Stock, and 700,000 shares of common stock as compensation to certain officers, directors, and employees for services rendered.  The issuances to executive officers are summarized under  Item 11, above. The common stock issued is subject to a one-year vesting period.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2016	$85,900	$-0-	$-0-	$-0-
December 31, 2015	$35,000	$-0-	$-0-	$-0-

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (5)
3.2	Certificate of Designation for Class A Convertible Preferred Stock(4)
3.3	Certificate of Designation for Class B Convertible Preferred Stock(5)
3.4	Bylaws (1)
10.1	Premises Lease dated December 1, 2014(3)
10.2	Distribution Contract – TianWei SolarFilms Co. (2)
10.3	Securities Purchase Agreement for Rayco Energy, Inc.(6)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
	101.INS	XBRL Instance Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to Annual Report on Form 10-K filed on March 31, 2011.
(2)	Incorporated by reference to Annual Report on Form 10-K/A filed on May 12, 2011.
(3)	Incorporated by reference to Annual Report on Form 10-K filed April 15, 2015.
(4)	Incorporated by reference to Current Report on Form 8-K filed on September 5, 2012.
(5) (6)	Incorporated by reference to Current Report on Form 8-K filed July 24, 2015 Incorporated by reference to Quarterly Report on Form 10-Q filed May 23, 2016.
**	Provided herewith

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

By: /s/ Zhijiang (James) Zhang
  Zhijiang (James) Zhang
 President, Chief Executive Officer,
 and Director
 April 17, 2017

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Zhijiang (James) Zhang
  Zhijiang (James) Zhang
 President, Chief Executive Officer,
 and Director
 April 17, 2017

By:  /s/ Mandy Chung
  Mandy Chung
 Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer
 April 17, 2017

By:  /s/ Hangbo (Henry) Yu

  Hangbo (Henry) Yu

  General Manager, Director
 April 17, 2017

10