Form 10-Q
period 2017-03-31
SUNVALLEY SOLAR, INC.
filed 2017-05-22
CIK 1434477

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

(909) 598-0618
(Registrant’s telephone number)

____________________________________N/A_________________________________
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

[  ] Yes [X] No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,263,176 common shares as of May 22, 2017.

PART I - FINANCIAL INFORMATION

Item 1.

     Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$599,701	$1,563,751
Restricted cash	37,500	37,500
Accounts receivable, net	2,112,517	3,062,923
Inventory	114,347	95,461
Costs in excess of billings on uncompleted contracts	355,746	37,790
Prepaid expenses and other current assets	79,393	76,358

Total current assets	3,299,204	4,873,783

PROPERTY AND EQUIPMENT, NET	73,913	62,751

OTHER ASSETS
Long-term accounts receivable, net	1,266,847	1,414,589
Intangible assets, net	507,207	537,536
Goodwill	218,076	218,076
Other assets	135,906	7,220

Total other assets	2,128,036	2,179,421

TOTAL ASSETS	$5,501,153	$7,113,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,016,119	$4,885,326
Customer deposits	13,121	13,396
Accrued warranty	166,342	163,121
Advances from contractors	103,389	103,389
Notes payable, net of discounts	32,281	81,181

Total current liabilities	4,331,252	5,246,413

TOTAL LIABILITIES	4,331,252	5,246,413

STOCKHOLDERS' EQUITY

Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 500,000 and 120,000 shares
issued and outstanding, respectively	500	120
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 90,000 and 130,000 shares
issued and outstanding, respectively	90	130
Common stock, $0.001 par value, 150,000,000 shares
authorized, 24,536,176 and 23,857,176 shares issued and outstanding, respectively	24,560	23,858
Additional paid-in capital	6,317,899	6,292,416
Accumulated deficit	(5,173,148)	(4,448,952)

Total Stockholders' Equity	1,169,901	1,867,572

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,501,153	$7,113,985

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES	$295,109	$-
COST OF SALES	263,597	-

GROSS PROFIT	31,512	-

OPERATING EXPENSES
Selling, general and
administrative expenses	750,373	831,295

Total Operating Expenses	750,373	831,295

INCOME (LOSS) FROM OPERATIONS	(718,861)	(831,295)

OTHER INCOME (EXPENSES)
Other income (expense)	(2,076)	2,096
Interest expense	(3,259)	(147)
Loss on disposal of assets	-	(415)

Total other income (expenses)	(5,335)	1,534

INCOME (LOSS) BEFORE TAXES	(724,196)	(829,761)

Provision for income taxes	-	-

NET LOSS	$(724,196)	$(829,761)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.19)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	23,896,398	4,357,849

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2017	2016

OPERATING ACTIVITIES:

Net income (loss)	$(724,196)	$(829,761)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	35,667	3,711
Preferred stock issued for services	26,527	498,629
Loss on sale of asset	-	415
Debt discount	3,407	-
Changes in operating assets and liabilities:
Accounts receivable	1,098,148	952,326
Inventory	(18,886)	(4,524)
Prepaid expenses and other assets	(3,035)	(82,948)
Costs in excess of billings on uncompleted contracts	(317,956)	(103,664)
Other assets	(128,686)	-
Accounts payable and accrued expenses	(739,759)	(953,794)
Accrued warranty expenses	(126,229)	(28,863)
Customer deposits	(275)	374,558

Net Cash Used in Operating Activities	(895,273)	(173,915)

INVESTING ACTIVITIES:
Purchase of property and equipment	(16,500)	(2,013)
Proceeds from disposal of equipment	-	595

Net Cash Used in Investing Activities	(16,500)	(1,418)

FINANCING ACTIVITIES:

Repayments of long term debt	(52,307)	-
Payment of capital lease	-	(1,125)

Net Cash Used in Financing Activities	(52,307)	(1,125)

NET CHANGE IN CASH	(964,080)	(176,458)
CASH AT BEGINNING OF PERIOD	1,563,781	1,209,198

CASH AT END OF PERIOD	$599,701	$1,032,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,259	$147
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of Sunvalley and its subsidiary, Sunvalley Solar Energy, Inc. (formerly known as Rayco Energy, Inc).  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

March 31, 2017

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

The Company’s inventory consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	114,347	95,461
TOTAL	$114,347	$95,461

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 25,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 900,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 925,000 such potentially anti-dilutive shares excluded as of March 31, 2017.

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

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended March 31, 2017 and there was no impairment recorded as of March 31, 2017

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment and Long-Lived Assets

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

Advertising Costs

Advertising costs are expensed as incurred.  There were $13,081 and $1,311 of advertising costs for the periods ended March 31, 2017 and 2016, respectively.

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

The Company is currently involved in certain major short-term solar panel installation projects.  The Company is accounting for revenue and expenses associated with these contracts under the percentage of completion method of accounting in accordance with ASC 605 effectively January 1, 2017.  Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on  long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of the actual cost incurred to total estimated costs. This cost-to-cost method is  used  because  management  considers  it  to  be  the  best  available  measure  of  progress  on  these  contracts.  Revenues from  cost-plus-fee  contracts  are  recognized  on  the  basis  of  costs  incurred  during  the  period  plus  the  fee  earned, measured on the cost-to-cost method.

Prior to January 1, 2017, the Company recognized revenue from a system installation under the completed contract method of accounting. Under ASC 605, income is recognized when the contracts are completed or substantially completed and billings and others costs are accumulated on the balance sheet.  Under the completed contract method, no profit or income is recorded before substantial completion of the work.

As of March 31, 2017 and December 31, 2016, the Company has capitalized $355,746 and $37,790 of costs incurred in relation to installation projects.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three month period ended March 31, 2017.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer and equipment	$91,300	$91,300
Furniture	21,171	21,171
Software	22,368	22,368
Vehicles	135,340	118,840
Total property and equipment	270,179	253,679
Less: accumulated depreciation	(196,266)	(190,928)
Property and equipment, net	73,913	62,751

Depreciation expense for the three months ended March 31, 2017 and 2016 was $5,338 and $3,711, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets at March 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assembled workforce	$ 64,000	$ (11,217)	$ 52,783
Goodwill	218,076	-	218,076
Customer List	551,000	(96,576)	454,424
Total	$ 833,076	$ (107,793)	$ 725,283

Amortization expense recognized was $30,329 and $-0- for the three-months ended March 31, 2017 and 2016, respectively. The Customer List and assembled workforce both have a useful life of 4.13 years as of March 31, 2017.

Estimated amortization expense to be recorded for the next five years is as follows:
2017 (remaining)	$ 92,671
2018	123,000
2019	123,000
2020	123,000
2021	45,493
Total Future Amortization:	$ 507,164

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of March 31, 2017 and December 31, 2016, there were 500,000 and 120,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

The Company issued 500,000 shares of Series A Preferred Stock, 30,000 shares of Series B Preferred Stock, and 700,000 shares of common stock to various individuals for services provided.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of March 31, 2017 and December 31, 2016, there were 90,000 shares and 130,000 shares respectively and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

The Company had conversions of Preferred B into Common stock. There were 70,000 shares of Preferred B stock converted into 700,000 shares of Common stock.

NOTE 7 – COMMON STOCK

On February 24, 2017, the Company issued 700,000 shares of common stock to employees for services provided. The shares were valued at $61,600, which was based on the trading price of the Company’s common stock on the date of issuance. The shares vest one year from the issuance date if the recipients remain employed by the Company during the entire year. For the three months ended March 31, 2017, the Company recognized $5,401 of compensation expense related to the issuance of the shares, leaving a remaining amount to be expensed of $56,199.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.     Management’s Discussion and Analysis or Plan of Operation1

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

Results of Operations for the three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017, we generated revenues of $295,109 and incurred costs of sales of $263,597, resulting in gross profit of $31,512. We incurred general and administrative expenses of $218,119, salary and wage expense of $497,675, and professional fees of $34,581. We recorded other expenses of $2,076 and interest expense of $3,259. Our net loss for the quarter ended March 31, 2017 was $724,196.

By comparison, during the quarter ended March 31, 2016, we generated revenues of $0 and incurred costs of sales of $0, resulting in gross profit of $0. We incurred general and administrative expenses of $74,970, salary and wage expense of $560,806, and professional fees of $53,374. We recorded other income of $(2,096) and interest expense of $147. Our net loss for the quarter ended March 31, 2016 was $829,761.

We are currently working on two major installation projects with contract prices totaling approximately
$4.4 million and these contracts are expected to be substantially completed by the third quarter of 2017.

Our results of operations presented in this Quarterly Report include the results of our newly-acquired subsidiary, Rayco Energy, Inc., from the May 15, 2016 date of acquisition. We believe that, as a result of our acquisition of Rayco Energy, our total revenues will increase as compared to prior financial periods. During the three month periods ended March 31, 2017, our net sales of the products acquired from Rayco Energy, Inc., were approximately $184,653.

Our decrease in salaries and wages expense as compared to the same periods last year is the result of our issuance of 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and employees on July 23, 2015, which was being recognized over the vesting period of the grants.

Liquidity and Capital Resources

As of March 31, 2017, we had current assets in the amount of $3,299,204, consisting of cash and cash equivalents in the amount of $599,701, accounts receivable of $2,112,517, inventory in the amount of $114,347, costs in excess of billings on uncompleted contracts of $355,746, prepaid expenses and other current assets of $79,393, and restricted cash of $37,500. As of March 31, 2017, we had current liabilities in the amount of $4,331,252. These consisted of accounts payable and accrued expenses in the amount of $4,145,569, accrued warranty of $166,342, customer deposits of $13,121 and notes payable, net of $32,281. Our working capital deficit as of March 31, 2017 was therefore $1,032,048. During the three months ended March 31, 2017, our operating activities used a net $895,273 in cash.  Investing activities used $16,500 in cash and financing activities used $52,307 during the period.

Our accounts payable and accrued expenses as of March 31, 2017 consisted of the following:

Accounts Payable	3,530,811
Credit Card payable	171,802
Accrued vacation	70,558
Other accrued expense	148,135
Payroll liabilities	39,995
Sales tax payable	54,819
Total	$4,016,119

As of March 31, 2017, we had no long term liabilities. As part of our acquisition of Rayco Energy, we acquired a direct capital loan with a balance $32,281 as of March 31, 2017. The note accrues interest at a rate of 24.90%.

In connection with our acquisition of Rayco Energy, we agreed to pay $350,000 in cash as a part of the purchase price.  We issued a Note Payable for this obligation in the amount of $350,000, bearing interest at 6%.  The Note is contingent upon the operations of Rayco netting a profit in excess of $10,000 for the period May 16, 2016 through December 31, 2016.  The conditions were not met during 2016, therefore the note was voided and the company no longer has outstanding contingencies.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $5,173,148 as of March 31, 2017. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Please refer to our Annual Report on Form 10-K filed April 17, 2017 for information regarding our pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

 Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.

Date:	May 22, 2017

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 22, 2017

By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer