Form 10-Q
period 2017-06-30
SUNVALLEY SOLAR, INC.
filed 2017-08-21
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,536,176 common shares as of August 21, 2016.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

PART I - FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$967,210	$1,563,781
Restricted cash	37,500	37,500
Accounts receivable, net	1,782,793	3,062,923
Inventory, net	124,186	95,461
Costs in excess of billings on uncompleted contracts	873,861	37,790
Prepaid expenses and other current assets	82,453	76,358

Total current assets	3,868,003	4,873,813

PROPERTY AND EQUIPMENT, NET	112,138	62,751

OTHER ASSETS
Long-term accounts receivable, net	1,017,729	1,414,589
Intangible assets, net	476,879	537,536
Goodwill	218,076	218,076
Other assets	4,598	7,220

Total other assets	1,717,282	2,177,421

TOTAL ASSETS	$5,697,423	$7,113,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,408,988	$4,885,326
Customer deposits	20,846	13,396
Accrued warranty	148,806	163,121
Advances from contractors	103,389	103,389
Notes payable, net of discounts	-	81,181

Total current liabilities	4,682,029	5,246,413

TOTAL LIABILITIES	4,682,029	5,246,413

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 500,000 and 120,000 shares
issued and outstanding	500	120
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 90,000 and 130,000 shares
issued and outstanding	90	130
Common stock, $0.001 par value, 150,000,000 shares
authorized, 24,536,176 and 23,857,176 shares issued and outstanding, respectively	24,560	23,858
Additional paid-in capital	6,333,257	6,292,416
Accumulated deficit	(5,343,013)	(4,448,952)

Total Stockholders' Equity	1,015,394	1,867,572

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,697,423	$7,113,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$3,300,131	$310,547	$3,595,240	$310,547
COST OF SALES	2,538,565	133,262	2,802,162	133,262

GROSS PROFIT	761,566	177,285	793,078	177,285

OPERATING EXPENSES
General and administrative	929,115	934,300	1,679,488	1,765,596
			.
Total Operating Expenses	929,115	934,300	1,679,488	1,765,596

LOSS FROM OPERATIONS	(167,549)	(757,015)	(886,410)	(1,588,311)

OTHER INCOME (EXPENSES)
Other income (expense)	(1,315)	-	(3,391)	1,693
Disposal of fixed asset	-	-	-	(415)
Interest expense	(1,001)	(3,994)	(4,260)	(3,737)

Total other income (expenses)	(2,316)	(3,994)	(7,651)	(2,459)

LOSS BEFORE TAXES	(169,865)	(761,009)	(894,061)	(1,590,770)

NET LOSS	$(169,865)	$(761,009)	$(894,061)	$(1,590,770)

BASIC INCOME LOSS PER SHARE	$(0.01)	$(0.17)	$(0.04)	$(0.37)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	24,563,176	4,357,849	24,231,629	4,357,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(894,061)	$(1,590,770)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	76,008	40,756
Stock issued for services	41,884	997,259
Changes in operating assets and liabilities:
Accounts receivable	1,676,990	1,474,398
Inventory	(28,725)	(1,256,295)
Prepaid expenses	(6,095)	(33,799)
Costs in excess of billings on uncompleted contracts	(836,071)	(341,929)
Other assets	2,622	-
Accrued warranty expense	(14,315)	-
Accounts payable and accrued expenses	(476,339)	(1,313,874)
Customer deposits	7,450	1,921,986

Net Cash Used in Operating Activities	(450,652)	(102,268)

INVESTING ACTIVITIES:
Disposal of equipment	-	595
Purchase of equipment	(60,709)	(36,300)
Cash acquired in business combination	-	23,711

Net Cash Used in Investing Activities	(60,709)	(11,994)

FINANCING ACTIVITIES:
Repayments of long term debt	(85,210)	(18,150)
Repayment of capital lease	-	(2,303)

Net Cash Used in Financing Activities	(85,210)	(20,453)

NET DECREASE IN CASH	(596,571)	(134,715)
CASH AT BEGINNING OF PERIOD	1,563,781	1,209,198

CASH AT END OF PERIOD	$967,210	$1,074,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$4,260	$3,737
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$41,543	$-
Common stock and notes payable issued in business combination	$-	$1,192,695
Conversion of Prefered A and B sahres into Common stock	$706	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of Sunvalley and its subsidiary, Sunvalley Solar Energy, Inc. (formerly known as Rayco Energy, Inc).  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than six months at the date of purchase to be cash equivalents.

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

June 30, 2017

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s inventory consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	124,186	95,461
TOTAL	$124,186	$95,461

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 25,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 900,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 925,000 and 40,755,000 such potentially anti-dilutive shares excluded as of June 30, 2017 and 2016, respectively.

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

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended June 30, 2017 and there was no impairment recorded as of June 30, 2017

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment and Long-Lived Assets

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

Advertising Costs

Advertising costs are expensed as incurred.  There were $27,959 and $13,081 of advertising costs for the periods ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company has capitalized $873,861 and $37,790 of costs incurred in relation to installation projects.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three month period ended June 30, 2017.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Computer and equipment	$91,300	$91,300
Furniture	21,171	21,171
Software	22,368	22,368
Vehicles	179,549	118,840
Total property and equipment	314,388	253,679
Less: accumulated depreciation	(202,250)	(190,928)
Property and equipment, net	112,138	62,751

Depreciation expense for the six months ended June 30, 2017 and 2016 was $11,322 and $8,832, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets at June 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assembled workforce	$ 64,000	$ (14,373)	$ 49,627
Goodwill	218,076	-	218,076
Customer List	551,000	(123,748)	427,252
Total	$ 833,076	$ (138,121)	$ 694,955

Amortization expense recognized was $60,657 and $31,927 for the six months ended June 30, 2017 and 2016, respectively. The Customer List and assembled workforce both have a useful life of 3.88 years as of June 30, 2017.

Estimated amortization expense to be recorded for the next five years is as follows:
2017 (remaining)	$ 62,343
2018	123,000
2019	123,000
2020	123,000
2021	45,536
Total Future Amortization:	$ 476,879

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

NOTE 6 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of June 30, 2017 and December 31, 2016, there were 500,000 and 120,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

The Company issued 500,000 shares of Series A Preferred Stock, 30,000 shares of Series B Preferred Stock, and 700,000 shares of common stock to various individuals for services provided.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of June 30, 2017 and December 31, 2016, there were 90,000 shares and 130,000 shares respectively and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

The Company had conversions of Preferred B into Common stock. There were 70,000 shares of Preferred B stock converted into 700,000 shares of Common stock.

NOTE 7 – COMMON STOCK

On February 24, 2017, the Company issued 700,000 shares of common stock to employees for services provided. The shares were valued at $61,600, which was based on the trading price of the Company’s common stock on the date of issuance. The shares vest one year from the issuance date if the recipients remain employed by the Company during the entire year. For the six months ended June 30, 2017, the Company recognized $20,759 of compensation expense related to the issuance of the shares, leaving a remaining amount to be expensed of $40,841.

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

Results of Operations for the three and six months ended June 30, 2017 and 2016

During the three months ended June 30, 2017, we generated revenues of $3,300,131 and incurred costs of sales of $2,538,565, resulting in gross profit of $761,566. We incurred general and administrative expenses of $659,764, salary and wage expense of $244,718, and professional fees of $27,633. We incurred interest expense of $1,001 and other expense of $1,315. Our net loss for the quarter ended June 30, 2017 was $169,865.

By comparison, during the quarter ended June 30, 2016, we generated revenues of $310,547 and incurred costs of sales of $133,262, resulting in gross profit of $177,285. We incurred general and administrative expenses of $147,091, salary and wage expense of $736,517, and professional fees of $50,692. We recorded other income of $0 and interest expense of $3,994. Our net loss for the quarter ended June 30, 2016 was $761,009.

During the six months ended June 30, 2017, we generated revenues of $3,595,240 and incurred costs of sales of $2,802,162, resulting in gross profit of $793,078. We incurred general and administrative expenses of $874,881, salary and wage expense of $742,393, and professional fees of $62,214. We incurred interest expense of $4,260 and other income of $3,391. Our net loss for the quarter ended June 30, 2017 was $894,061.

By comparison, during the six months ended June 30, 2016, we generated revenues of $310,547 and incurred costs of sales of $133,262, resulting in gross profit of $177,285. We incurred general and administrative expenses of $249,596, salary and wage expense of $1,431,587, and professional fees of $84,828. We recorded other income of $1,693 and interest expense of $3,737. Our net loss for the six months ended June 30, 2016 was $1,590,770.

We are currently working on two major installation projects with contract prices totaling approximately
$4.5 million. These contracts are expected to be substantially completed by the third quarter of 2017.

Our significant increase in revenues and related cost of goods sold as compared to the same periods last year was mostly due to the timing of recognition of our project revenues by adopting the percentage of completion method effectively January 1, 2017.  During 2016, the Company recognized project revenues under the completed contract method and income was recognized when the contracts were completed or substantially completed.  Under the completed contract method, no profit or income is recorded before substantial completion of the work.

Our results of operations presented in this Quarterly Report include the results of our newly-acquired subsidiary, Rayco Energy, Inc., from the May 15, 2016 date of acquisition. We believe that, as a result of our acquisition of Rayco Energy, our total revenues will increase as compared to prior financial periods.

Our significant decrease in salaries and wages expense as compared to the same periods last year is the result of our issuance of 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and employees on July 23, 2015, which was being recognized over the vesting period of the grants. During the three and six months ended June 30, 2016, this stock issuance resulted in non-cash compensation expenses of $498,630 and $997,260, respectively.

Our significant increase in general and administrative expenses as compared to the same periods last year is the result of acquisition of Rayco Energy, Inc. on May 15, 2016. In addition, we recorded the legal expenses of $334,527 due to our appeal case against CEEG was closed and the Court affirmed the arbitration award granted to CEEG on 12/10/2013. The total amount owing to CEEG as of June 30, 2017 is $1,180,213. Refer to our 2016 annual audit report for details on this CEEG case.

Liquidity and Capital Resources

As of June 30, 2017, we had current assets in the amount of $3,868,003, consisting of cash and cash equivalents in the amount of $967,210, accounts receivable of $1,782,793, inventory in the amount of $124,186, costs in excess of billings on uncompleted contracts of $873,861, prepaid expenses and other current assets of $82,453, and restricted cash of $37,500. As of June 30, 2017, we had current liabilities in the amount of $4,682,029. These consisted of accounts payable and accrued expenses in the amount of $4,408,988, customer deposits of $20,846, accrued warranty of $148,806, advances from contractors of $103,389. Our working capital deficit as of June 30, 2017 was therefore $814,026. During the six months ended June 30, 2017, our operating activities used a net $450,652 in cash.  Investing activities used $60,709 in cash and financing activities used $85,210 during the period.

Our accounts payable and accrued expenses as of June 30, 2017 consisted of the following:

Accounts Payable	3,628,175
Credit Card payable	165,863
Contingent liability	334,528

Other accrued expense	154,466
Payroll liabilities	70,652
Sales tax payable	55,304
Total	$4,408,988

 As of June 30, 2017, we had no long term liabilities.

In connection with our acquisition of Rayco Energy, we agreed to pay $350,000 in cash as a part of the purchase price.  We issued a Note Payable for this obligation in the amount of $350,000, bearing interest at 6%.  The Note is contingent upon the operations of Rayco netting a profit in excess of $10,000 for the period May 16, 2016 through December 31, 2016.  If the condition is met, principal and interest are payable on the Note monthly on the first day of each month commencing May 1, 2017 consistent with a six-month amortization schedule.  The contingency is not met, the note was voided.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $5,343,013 as of June 30, 2017. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.
Date:	August 21, 2017

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	August 21, 2017
By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer