Form 10-Q
period 2017-09-30
SUNVALLEY SOLAR, INC.
filed 2017-11-20
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,563,176 common shares as of November 16, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

TABLE OF CONTENTS	Page

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (unaudited)
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,336,222	$1,563,781
Restricted cash	37,500	37,500
Accounts receivable, net	1,202,605	3,062,923
Inventory, net	116,639	95,461
Costs in excess of billings on uncompleted contracts	231,096	37,790
Prepaid expenses and other current assets	115,073	76,358

Total current assets	3,039,135	4,873,813

PROPERTY AND EQUIPMENT, NET	104,313	62,751

OTHER ASSETS
Long-term accounts receivable, net	794,404	1,414,589
Intangible assets, net	446,129	537,536
Goodwill	218,076	218,076
Other assets	11,220	7,220

Total other assets	1,469,829	2,177,421

TOTAL ASSETS	$4,613,277	$7,113,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,081,405	$4,885,326
Customer deposits	139,203	13,396
Accrued warranty liability	127,097	163,121
Advances from contractors	103,389	103,389
Notes payable	-	81,181

Total current liabilities	3,451,094	5,246,413

STOCKHOLDERS' EQUITY
Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 500,000 and 120,000 shares
issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	500	120
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 90,000 and 130,000 shares
issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	90	130
Common stock, $0.001 par value, 150,000,000 shares
authorized, 24,563,176 and 23,857,176 shares issued and outstanding
as of September 30, 2017 and December 31, 2016, respectively	24,560	23,858
Additional paid-in capital	6,348,784	6,292,416
Accumulated deficit	(5,211,751)	(4,448,952)
Total Stockholders' Equity	1,162,183	1,867,572
	$4,613,277	$7,113,985
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$1,206,423	$2,956,670	$4,801,663	$3,267,217
COST OF SALES	1,036,124	2,310,302	3,838,286	2,443,564

GROSS PROFIT	170,299	646,368	963,377	823,653

OPERATING EXPENSES
General and administrative	742,016	683,183	2,421,504	2,448,779

Total Operating Expenses	742,016	683,183	2,421,504	2,448,779

LOSS FROM OPERATIONS	(571,717)	(36,815)	(1,458,127)	(1,625,126)

OTHER INCOME (EXPENSES)
Other income	5,716	887	6,184	2,580
Gain on settlement of litigation	706,780	-	706,780	-
Disposal of fixed asset	-	-	-	(415)
Interest expense	(9,517)	(2,714)	(17,636)	(6,451)

Total other income (expenses)	702,979	(1,827)	695,328	(4,286)

INCOME (LOSS) BEFORE TAXES	131,262	(38,642)	(762,799)	(1,629,412)

NET INCOME (LOSS)	$131,262	$(38,642)	$(762,799)	$(1,629,412)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.01)	$(0.03)	$(0.19)
Diluted	$0.01	$(0.01)	$(0.03)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	24,563,176	5,850,164	24,343,359	8,750,114
Diluted	25,488,176	5,850,164	24,343,359	8,750,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(762,799)	$(1,629,412)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	114,579	110,228
Stock issued for services	57,414	1,117,809
Gain on legal settlement	(706,780)	-
Changes in operating assets and liabilities:
Accounts receivable	2,480,503	786,921
Inventory	(21,178)	(62,907)
Prepaid expenses	(38,715)	(55,148)
Costs in excess of billings on uncompleted contracts	(193,306)	(116,787)
Other assets	(4,000)	3,886
Accounts payable and accrued expenses	(1,097,141)	(1,116,034)
Accrued warranty expense	(36,024)	(31,292)
Customer deposits	125,807	592,616

Net Cash Provided by (Used in) Operating Activities	(81,640)	(400,120)

INVESTING ACTIVITIES:
Disposal of equipment	-	595
Purchase of equipment	(60,709)	(36,300)
Cash acquired in business combination	-	23,711

Net Cash Used in Investing Activities	(60,709)	11,994

FINANCING ACTIVITIES:
Repayments of long term debt	(85,210)	(3,537)
Cash received for notes payable	-	74,000
Repayment of capital lease	-	(59,090)

Net Cash Provided by (Used in) Financing Activities	(85,210)	11,373

NET CHANGE IN CASH	(227,559)	(400,741)
CASH AT BEGINNING OF PERIOD	1,563,781	-1,209,198

CASH AT END OF PERIOD	$1,336,222	$808,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$10,974

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock and notes payable issued in business combination	$-	$1,151,786
Conversion of preferred stock to common stock	$706	$18,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of Sunvalley and its subsidiary, Sunvalley Solar Energy, Inc. (formerly known as Rayco Energy, Inc).  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited consolidated financial statements.  The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than Nine months at the date of purchase to be cash equivalents.

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

The Company’s inventory consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	116,639	95,461
TOTAL	$116,639	$95,461

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 25,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 900,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 925,000 and 7,750,000 such potentially anti-dilutive shares excluded as of September 30, 2017 and 2016, respectively. However, these shares were included for the three month period ended September 30, 2017, as there effect is dilutive due the net income.

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

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended September 30, 2017 and there was no impairment recorded as of September 30, 2017.

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

Advertising Costs

Advertising costs are expensed as incurred.  There were $13,254 and $29,774 of advertising costs for the periods ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, the Company has capitalized $231,096 and $37,790 of costs incurred in relation to installation projects.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three and nine month periods ended September 30, 2017.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Computer and equipment	$91,300	$91,300
Furniture	21,171	21,171
Software	22,368	22,368
Vehicles	179,549	118,840
Total property and equipment	314,388	253,679
Less: accumulated depreciation	(210,075)	(190,928)
Property and equipment, net	104,313	62,751

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $19,147 and $14,450 respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets at September 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assembled workforce	$ 64,000	$ (17,573)	$ 46,427
Goodwill	218,076	-	218,076
Customer List	551,000	(151,298)	399,702
Total	$ 833,076	$ (168,871)	$ 664,205

Amortization expense recognized was $91,407 and $95,781 for the Nine months ended September 30, 2017 and 2016, respectively. The Customer List and assembled workforce both have a useful life of 3.62 years as of September 30, 2017.

Estimated amortization expense to be recorded for the next five years is as follows:
2017 (remaining)	$ 30,750
2018	123,000
2019	123,000
2020	123,000
2021	45,536
Total Future Amortization:	$ 445,286

NOTE 6- COMMITMENT AND CONTINGENCIES

Sunvalley filed a lawsuit in Superior Court of the State of California, County of Los Angles-East District against Baoding Tianwei Solarfilms Co., Ltd (Baoding Tianwei) on September 20, 2013 for contractual dispute with monetary damages and interest for a total of approximately $7.8 million.  On September 7, 2017, the Court ordered Baoding Tianwei to pay Sunvalley a total amount of $4,864,722 including damages of $4,859,567 and other costs of $5,155 as a result of  the defendant’s default. Sunvalley wrote off the outstanding accounts payable of $706,780 owed to Baoding Tianwei and recorded the same amount as a gain on settlement of litigation on September 7, 2017.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of September 30, 2017 and December 31, 2016, there were 500,000 and 120,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

The Company issued 500,000 shares of Series A Preferred Stock, 30,000 shares of Series B Preferred Stock, and 700,000 shares of common stock to various individuals for services provided.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of September 30, 2017 and December 31, 2016, there were 90,000 shares and 130,000 shares respectively and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

The Company had conversions of Preferred B into Common stock. There were 70,000 shares of Preferred B stock converted into 700,000 shares of Common stock.

NOTE 8 – COMMON STOCK

On February 24, 2017, the Company issued 700,000 shares of common stock to employees for services provided. The shares were valued at $61,600, which was based on the trading price of the Company’s common stock on the date of issuance. The shares vest one year from the issuance date if the recipients remain employed by the Company during the entire year. For the Nine months ended September 30, 2017, the Company recognized $36,286 of compensation expense related to the issuance of the shares, leaving a remaining amount to be expensed of $25,314.

NOTE 9 – SUBSEQUENT EVENTS

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

Company Overview and Plan of Operation

Sunvalley Solar, Inc. (the “Company”’ “we”, “our”) is a California-based solar power technology and system integration company founded in January of 2007. We are focused on developing our expertise and proprietary technology to install residential, commercial and governmental solar power systems. We offer turnkey solar system solutions for owners, builders and architecture firms that include designing, building, operating, monitoring and maintaining solar power systems. Our customers range from small private residences to large commercial solar power users. We have the necessary licenses and expertise to design and install large scale solar power systems. We hold a C-46 Solar License from CBCL (California Board of Contractor License). Some of the large scale commercial solar power systems that we have designed and installed include large office buildings, farming and manufacturing facilities and warehouses. Our proprietary technologies in solar installation provide our customers with a high quality, low cost and flexible solar power system solutions. From energy management, system design, permitting, to installation, maintenance and system services, we oversee the entire project from beginning to the end, and provide a single point of contact to our customer throughout the life of the solar system.

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

"

Promoting and enhancing our company’s brand and reputation in solar design and integration and expanding our installation business.  Expanding our business into the energy management space.

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

"

OEM Management costs – $200,000

We are among the few companies in California that have the permit and expertise to install large-scale commercial and/or government solar power systems, together with roof constructional design and building interior/exterior electrical designs. We believe additional advantages are provided by our experience in filing solar power system permit applications and rebate applications and our expertise gained through our experience with governments and utility companies.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended September 30, 2017 and 2016

During the three months ended September 30, 2017, we generated revenues of $1,206,423 and incurred costs of sales of $1,036,124, resulting in gross profit of $170,299. We incurred general and administrative expenses of $742,016 and interest expense of $9,517. We had other income of $5,716 and a gain on settlement of litigation in the amount of $706,780. Our net income for the quarter ended September 30, 2017 was $131,262.

By comparison, during the quarter ended September 30, 2016, we generated revenues of $2,956,670 and incurred costs of sales of $2,310,302 resulting in gross profit of $646,368. We incurred general and administrative expenses of $683,183, interest expense of $2,714, and other income of $887. Our net loss for the quarter ended September 30, 2016 was $38,642.

During the nine months ended September 30, 2017, we generated revenues of $4,801,663 and incurred costs of sales of $3,838,286, resulting in gross profit of $963,377. We incurred general and administrative expenses of $2,421,504 and interest expense of $17,636. We had other income of $6,184 and a gain on settlement of litigation in the amount of $706,780. Our net loss for the nine months ended September 30, 2017 was $762,799.

By comparison, during the nine months ended September 30, 2016, we generated revenues of $3,267,217 and incurred costs of sales of $2,443,564, resulting in gross profit of $823,653. We incurred general and administrative expenses of $2,448,779, interest expense of $6,451, and loss on disposal of a fixed asset of $415. We also recorded other income of $2,580. Our net loss for the nine months ended September 30, 2016 was $1,629,412.

We are currently working on a few major installation projects with expected revenues totaling approximately $4.4 million. Some of these contracts are expected to be completed by the fourth quarter of 2017 with approximately $1.2 million revenues and the other projects are expected to be completed by the 2nd quarter of 2018.

Our decrease in revenues and related cost of goods sold during the three month period ended September 30, 2017 as compared to the same quarter last year  are mainly due to the timing of recognition of our project revenues by adopting the percentage of completion method effective January 1, 2017.  During 2016, the Company recognized project revenues under the completed contract method and income was recognized when the contracts were completed or substantially completed.  Under the completed contract method, no profit or income is recorded before substantial completion of the work. We recognized approximately $1.2 million in this quarter by using the percentage of completion method while we substantially completed a major project of approximately $2.6 million in the three months ended September 20, 2016 and recorded such revenue under the completed contract method.

Our increase in general and administrative expenses for the three months ended September 30, 2017 as compared to the same quarter last year is the combination of a decrease of approximately $105,000 non-cash compensation expenses related to the stock issuance for key employees and the increase of $144,000 as severance pay to a key ex-employee who was retired on August 31, 2017.

Our increase in revenues and related cost of goods sold for the nine months ended September 30, 2017 as compared to the same periods last year are mostly due to the timing of recognition of our project revenues by adopting the percentage of completion method effective January 1, 2017 versus using the completed contract method in 2016.  We recognized revenues in each quarter of 2017 by using the percentage of completion method while no major projects were substantially completed in the 1st and 2nd quarters of 2016 and thus not much revenues were recorded over these two quarters of 2016.

We have a decrease in general and administrative expenses for the nine months ended September 30, 2017 as compared to the same periods last year.  We increased our general and administrative expenses by approximately $1,060,938 which included an increase of Sunvalley Solar Energy, Inc. (formerly known as Rayco)’s operation expense of about $283,000, increase of insurance expense of about $20,000, a loan fee expense of $30,000, the legal settlement expense of $334,527 related to the CEEG case, key employee and consultant’s compensation of $57,411 with certain stock issuance, other salary and wage increase of about $336,000 for nine months ended September 30, 2017.  On the other hand, key employee’s salaries and wages of $1,117,809 was recorded for the nine months ended September 30, 2016 as the result of our issuance of 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and employees on July 23, 2015, which was being recognized over the vesting period of the grants.

Sunvalley filed a lawsuit in Superior Court of the State of California, County of Los Angles-East District against Baoding Tianwei Solarfilms Co., Ltd (Baoding Tianwei) on September 20, 2013 for contractual dispute with monetary damages and interest for a total of approximately $7.8 million.  On September 7, 2017, the Court ordered Baoding Tianwei to pay Sunvalley a total amount of $4,864,722 including damages of $4,859,567 and other costs of $5,155 as a result of  the defendant’s default. Sunvalley wrote off the outstanding accounts payable of $706,780 owed to Baoding Tianwei and recorded the same amount as a gain on settlement of litigation on September 7, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had current assets in the amount of $3,039,135, consisting of cash and cash equivalents in the amount of $1,336,222, accounts receivable of $1,202,605, inventory in the amount of $116,639, costs in excess of billings on uncompleted contracts of $231,096, prepaid expenses and other current assets of $115,073, and restricted cash of $37,500. As of September 30, 2017, we had current liabilities in the amount of $3,451,094. These consisted of accounts payable and accrued expenses in the amount of $3,081,405, customer deposits of $139,023, accrued warranty of $127,097, and advances from contractors of $103,389. Our working capital deficit as of September 30, 2017 was therefore $411,959. During the nine months ended September 30, 2017, our operating activities used a net $81,640 in cash.  Investing activities used $60,709 in cash and financing activities used $85,210 during the period.

Our accounts payable and accrued expenses as of September 30, 2017 consisted of the following:

Accounts Payable	$2,265,404
Credit Card payable	214,294
Contingent liability	334,528
Other accrued expense	4,249
Payroll liabilities	261,458
Sales tax payable	1,472
Total	$3,081,405

 As of September 30, 2017, we had no long term liabilities.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $5,211,751 as of September 30, 2017. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.
Date:	November 20, 2017

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	November 20, 2017
By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer