Form 10-K
period 2017-12-31
SUNVALLEY SOLAR, INC.
filed 2018-04-06
CIK 1434477

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 for the Fiscal Year Ended December 31, 2017

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

Common Stock, par value $0.001 per share

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

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on June 30, 2017, which is the last day of the registrant’s most recent completed second fiscal quarter, was approximately $285,346, using an average of bid and ask prices of $0.0471 per share on that date, and approximately 6,058,311 shares of common stock held by non-affiliates. Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date of 25,263,176 as of April 6, 2018.

TABLE OF CONTENTS

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

We are working to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, and solar system design and field installation.

Operating Subsidiaries

In December 2014 we formed a wholly-owned subsidiary known as Sunvalley Solar Tech, Inc., a California corporation.  Effective December 31, 2014, we transferred substantially all of our assets and liabilities to our wholly-owned subsidiary.  We now conduct our operations primarily through our wholly-owned subsidiary, Sunvalley Solar Tech, Inc.

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

Besides the new technology of Networked PV Panel System, our research and development (“R&D”) team is also involving some other topics in solar field

.

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

Personnel

We have 32 employees, 23 of whom are full-time employees. Our current internal departments include the Administration Department, the Engineering Department, the Sales/Marketing Department and the New Technology Development Department. We are led by a management team that includes a group of scientists, research/development engineers, a professional marketing/sales team, and an experienced supply chain management team. In addition, our team includes solar power system design engineers, solar power system installation engineers, electrical system design engineers and construction engineers.

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

Item 2. Properties

We lease approximately 2,193 square feet of office space in the Walnut Tech Business Center located at 398 Lemon Creek Drive, Suite A, Walnut, CA 91789. Our lease was renewed until December 31, 2018. The annual rent is $38,158, which is payable monthly at the rate of $3,275 per month.  In addition, there is a fee for monthly expenses and taxes of $263 per month.  We also lease approximately 1,933 square feet of office  located at 5653 Stoneridge Drive, Pleasanton, CA 94588. The lease period was from September 1, 2017 to September 30, 2020. The monthly rent was ranging from approximately $2,610 to $2,803 during the lease term. Both properties are sufficient for our current business size.

Item 3. Legal Proceedings

All Fortune Group, LLC Case

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

Sunvalley filed a complaint on February 21, 2014 against John Chiang for two causes of action which are breach of contract and common counts. The reliefs prayed by Sunvalley are monetary damages and interests including attorneys’ fees and costs of suits for no less than $26,504. Chiang filed an answer to complaint on March 31, 2014. This case was consolidated with Sunvalley v. All Fortune, et al., which was later consolidated with case All Fortune v. Sunvalley. Sunvalley v. John Chiang was dismissed on December 18, 2015 due to dismissal of leading case All Fortune v. Sunvalley.

CEEG Case

The Company filed a lawsuit against China Electric Equipment Group Corporation (CEEG) on January 17, 2013 for breach of contract, intentional and negligent misrepresentation and violation of California business & professions code. The Company requested CEEG to compensate the damages and economic losses in the amount of no less than $2,000,000.

CEEG (Shanghai) Solar Science & Technology Co., LTD., (parent of CEEG), here collectively called as CEEG, filed a lawsuit in USA against the Company on September 18, 2015 to enforce the Foreign Arbitration Award issued by the Shanghai International Economic and Trade Arbitration Commission (SIETAC) in favor of CEEG and against the Company, on December 10, 2013.  CEEG requested damages of $1,000,000 representing the principal amount awarded to CEEG under the Arbitral Award in China plus interest, currency exchange loss and other professional fees in the amount approximately $450,000. On February 5, 2016, the Central District Court of California granted CEEG’s motion to confirm the Foreign Arbitration Award against Sunvalley. Although Sunvalley appealed this ruling, the appeal was unsuccessful and CEEG’s arbitration award was affirmed on appeal. On May 10, 2017, the United States Court of Appeals for the Ninth Circuit affirmed CEEG’s arbitration award and closed Sunvalley’s appeal case against CEEG. Therefore, Sunvalley recorded the legal settlement expense of $334,527 and accrued liability of $334,527 related to the CEEG case in 2017.

Baoding Tianwei Case

The Company filed a contractual dispute case against one of its suppliers, Baoding Tianwei Solarfilms So. Ltd on September 20, 2013 for causes of action which are breach of contract, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose and negligence. The reliefs prayed by Sunvalley are monetary damages and interests including punitive damages, costs of suits, as well as other and further relief court deems just and proper. The damage sought is no less than $8 million dollars. Baoding Tianwei Baobian Electric Co. is added in as a codefendant and is undergoing Hague Convention service. On March 9, 2017, Sunvalley Solar voluntarily dismissed the complaint against Baoding Tianwei Baobian Electric Co., Ltd. Sunvalley has been preparing the default judgement package against Boading Tianwei Solarfilms So. Ltd. The package will be submitted with the court on or before April 20, 2017. On September 7, 2017, the Court ordered Baoding Tianwei to pay Sunvalley a total amount of $4,864,722, including damages of $4,859,567 and other costs of $5,155, as a result of the defendant’s default. Sunvalley wrote off the outstanding accounts payable of $706,780 owed to Baoding Tianwei, and recorded the same amount as a gain on settlement of litigation on September 7, 2017.

Irvine Florist Case

Sunvalley Solar Inc. filed a lawsuit against Irvine Florist, Ltd., on February 20, 2014; a default judgment was entered, in favor of Sunvalley and against Irvine Florist, Ltd., a suspended California Corporation for a total amount of $100,450. No such legal settlement award was recorded in Sunvalley’s book as of December 31, 2017 due to the unlikeness of collection of such payment from a suspended corporation.

Our agent for service of process in Nevada is Joe Laxague, Esq., 1 East Liberty, Suite 600, Reno, NV 89501.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SSOL” on the OTCQB tier of the electronic over-the0counter market operated by OTC Markets Group, Inc.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017

Quarter Ended	High $	Low $
December 31, 2017	$0.15	$0.0351
September 30, 2017	$0.10	$0.042
June 30, 2017	$0.0988	$0.044
March 31, 2017	$0.1588	$0.0454

Fiscal Year Ended December 31, 2016

Quarter Ended	High $	Low $
December 31, 2016	$0.185	$0.04
September 30, 2016	$0.22	$0.066
June 30, 2016	$0.15	$0.057
March 31, 2016	$0.11	$0.03

On March 30, 2018, the last sales price per share of our common stock was $0.02.

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

Holders of Our Common Stock

As of April 6, 2018, we had 25,263,176 shares of our common stock issued and outstanding, held by 61 shareholders of record.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

During the year ended December 31, 2017, we generated gross revenues of $5,718,974. Total cost of sales was $4,625,036, resulting in gross profit of $1,093,938. Total operating expenses were $3,235,081, consisting  of selling, general and administrative expenses, the impairment of intangible assets of $415,378 and the impairment of goodwill of $218,076.  We also incurred legal settlement expense of $334,528, a gain on settlement of litigation of  $706,780, interest expense of $4,770, and other income of $6,897. Our net loss for the year ended December 31, 2017 was $1,780,558.

By comparison, during the year ended December 31, 2016, we generated gross revenues of $8,492,944. Total cost of sales was $6,792,823, resulting in gross profit of $1,700,121. Total operating expenses were $2,823,805, consisting entirely of selling, general and administrative expenses.  We also experienced a gain on write-down of contingent consideration of $104,000, interest expense of $22,417 and other expense of $1,303. Our net loss for the year ended December 31, 2016 was $999,118.

Our gross revenues, as well as our cost of sales, decreased significantly in 2017 compared to 2016. The main reason for the decrease was that more projects were substantially completed at the end of 2016, when the company used the completed contract method of accounting method to recognize project revenues.  Effective January 1, 2017, however, the company adopted the percentage of completion method to record project revenues.  Our operating expenses were higher in 2016 compared to 2017 in the amount of $411,276, mainly due to: (i) salary and wages increasing by approximately $1 million in 2016 as a result of salary compensation related to preferred stock issued during July 2015 netting off with the actual salary increase of approximately $600,000; (ii) telemarketing expense increasing approximately $31,000; (iii) insurance expense increasing approximately $46,000; (iv) rent expense increasing approximately of $24,000;  (v) increased amortization expense of approximately of $47,000,  (vi) impairment of goodwill of $218,076; and (vii) impairment of intangible assets of $415,378.

The company recorded a legal settlement expense of $334,528 related to the CEEG case in 2017 (refer to Legal Proceedings’ section for details). In addition, Sunvalley filed a lawsuit in Superior Court of the State of California, County of Los Angles-East District, against Baoding Tianwei Solarfilms Co., Ltd (Baoding Tianwei) on September 20, 2013. The suit centered on a contractual dispute, with monetary damages and interest claimed in the amount of approximately $7.8 million.  On September 7, 2017, the Court ordered Baoding Tianwei to pay Sunvalley a total amount of $4,864,722, including damages of $4,859,567 and other costs of $5,155, as a result of the defendant’s default. Sunvalley wrote off the outstanding accounts payable of $706,780 owed to Baoding Tianwei, and recorded the same amount as a gain on settlement of litigation on September 7, 2017.

During 2017, management has concluded that the intangible and goodwill asset should be fully impaired as of December 31, 2017. As a result, the Company recorded impairment of intangibles and goodwill of $415,578 and $218,076, respectively, as of December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets in the amount of $2,674,367, consisting of cash and cash equivalents in the amount of $792,050, current portion of accounts receivable of $1,337,076, current portion of notes receivable in the amount of $30,395, inventory in the amount of $371,532, costs in excess of billings on uncompleted contracts of $9,135, prepaid expenses and other current assets of $96,679, and restricted cash of $37,500. As of December 31, 2017, we had current liabilities in the amount of $2,793,379. These consisted of accounts payable and accrued expenses in the amount of $2,181,772, customer deposits of $316,160, accrued warranty of $192,106, and advances from contractors of $103,389. Our working capital deficit as of December 31, 2017 was therefore $119,060.

As of December 31, 2017, we had no long term liabilities.

In order to move forward with our business development plan set forth above, we will require additional financing in the approximate amount of $4,500,000, to be allocated as follows:

Initiate OEM Manufacturing

$ 2,000,000

R&D Commercialization Costs

      500,000

Expansion of Installation Business (3 new branches)

   1,500,000

Additional working capital and general corporate

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $6,229,510 as of December 31, 2017. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable

The Company's trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven, years. The Company performs periodic credit evaluations of its customers' respective financial conditions ns and does not require collateral. Credit losses have consistently been within management's expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an average cost basis; and the inventory is comprised of raw materials and finished goods. Raw materials consist of fittings and other components necessary to assemble the Company's finished goods. Finished goods consist of solar panels ready for installation and delivery to customers.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable a values. Once established, write-downs are considered permanent adjustments to the cost basis to the excess or obsolete inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are n t removed from the accounts until physical disposition.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in Circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first co pares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third -party independent appraisals, as considered necessary. Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2016.  During 2017, pursuant to ASC 350, the Company performed its annual analysis of impairment of goodwill. The Company evaluated the profitability of its recently acquired subsidiary, Sunvalley Solar Energy, Inc. (Formerly Rayco, Inc.) and determined that Sunvalley Solar Energy, Inc. has incurred significant losses during the calendar years 2016 and 2017. The Company has also analyzed expected future operations of Sunvalley Solar Energy, Inc. and determined that profitability is uncertain for approximately two more years. Accordingly, management has concluded that the intangible and goodwill asset should be fully impaired as of December 31, 2017, and recorded impairment expenses of $415,379.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of December 31, 2017, is attributable to the purchase of Rayco Energy, Inc. The Company does not amortize goodwill.

In January 2017, the Financial Accounting Standards Board ("F ASB") issued authoritative guidance that simplifies the assessment of goodwill for impairment when the estimated fair value of a reporting unit is less than its carrying value by eliminating the requirement to determine the fair value of goodwill. Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value. The new guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company adopted his new guidance in the fourth quarter of 2016.

The Company performs an impairment assessment of goodwill annually as of December 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company reported $218,076 of impairment to goodwill at the years end December 31, 2017 and no impairment to goodwill in the year end December 31, 2016.

Product Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and 10 years, respectively. The Company will assist its customers in the event that the manufacturers' warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers' warranty. Maintenance. Services such as cleaning the solar panels and checking the systems are offered to customers twice a year without a separate service charge.

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $192,106 and $163,121 at December 3 I, 2017 and 2016, respectively.

Revenue Recognition

The completion of a solar installation project ranges from six to eighteen months; therefore, the Company recognizes revenue from a system installation under the completed contract meth of accounting. Revenue from system installations and sales of solar panels is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably ass red. The Company defines its services as having been substantially completed upon the installed systems are ready for the City Building Department's final inspection. Wholesale revenues are recognized pursuant to the same criteria; however, with wholesale arrangements the Company defines its delivery as having been completed at such time the customer takes possession of the Company's product.

Rayco's revenue consists of solar and LED installation projects, both to commercial and residential customers. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company's estimates of the percentage of completion of contracts based on the ratio of the ac al cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

Costs in Excess of Billings on Uncompleted Contracts

Costs in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled mounts will be billed and collected over the next twelve months. Based on our historical experience, w generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

The Company is currently involved in certain major short-term solar panel installation projects. The Company is accounting for revenue and expenses associated with these contracts under the completed contract method of accounting in accordance with ASC 605. Under ASC 605, income is recognized when the contracts are completed or substantially completed and billings and others cos s are accumulated on the balance sheet. Under the completed contract method, no profit or income is recorded before substantial completion of the work.

As of December 31, 2017 and December 31, 2016, the Company has capitalized $9,135 and $37,790 of costs incurred in relation to installation projects.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sunvalley Solar, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunvalley Solar, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Salt Lake City, UT

April 6, 2018

SUNVALLEY SOLAR, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$792,050	$1,563,781
Restricted cash	37,500	37,500
Current portion of Accounts receivable, net	1,337,076	2,622,379
Current portion of Notes receivable, current	30,395	-
Inventory	371,532	95,461
Costs in excess of billings on uncompleted contracts	9,135	37,790
Prepaid expenses and other current assets	96,679	76,358
Total current assets	2,674,367	4,433,269

PROPERTY AND EQUIPMENT, NET	96,489	62,751

OTHER ASSETS
Long-term accounts receivable, net of current portion of	44,645	393,330
Notes receivable, net of current portion	130,008	-
Intangible assets, net	-	537,536
Goodwill	-	218,076
Other assets	7,870	7,220
Total other assets	182,523	1,156,162

TOTAL ASSETS	$2,953,379	$5,652,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,842,523	$3,423,523
Customer deposits	316,160	13,396
Accrued warranty	192,106	163,121
Advances from contractors	103,389	103,389
Legal settlement payable	339,249	-
Notes payable, net of discounts	-	81,181
Total current liabilities	2,793,427	3,784,610

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 Class A shares authorized,
500,000 and 120,000 shares issued and outstanding, respectively	500	120
Preferred stock, $0.001 par value, 2,000,000 Class B shares authorized,
90,000 and 130,000 shares issued and outstanding, respectively	90	130
Common stock, $0.001 par value, 150,000,000 shares authorized,
24,563,176 and 23,857,176 shares issued and outstanding, respectively	24,564	23,858
Additional paid-in capital	6,364,308	6,292,416
Accumulated deficit	(6,229,510)	(4,448,952)
Total Stockholders' Equity	159,952	1,867,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,953,379	$5,652,182

The accompanying notes are an integral part of these consolidated financial statements.

SUNVALLEY SOLAR, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

REVENUES	$5,718,974	$8,492,944
COST OF SALES	4,625,036	6,792,823
GROSS PROFIT	1,093,938	1,700,121

OPERATING EXPENSES

Selling, general and administrative	2,601,627	2,823,805
Impairment of goodwill	218,076	-
Impairment of intangible assets	415,378	-

Total Operating Expenses	3,235,081	2,823,805

LOSS FROM OPERATIONS	(2,141,143)	(1,123,684)

OTHER INCOME (EXPENSES)

Legal settlement expense	(334,528)	-
Gain on settlement of Litigation	706,780	-
Gain on write-down of contingent consideration	-	104,000
Other income and expenses	(6,897)	(1,303)
Interest expense	(4,770)	(22,417)

Total other income (expenses)	360,585	80,280

LOSS BEFORE TAXES	(1,780,558)	(1,043,404)

Provision (benefit) for income taxes	-	(44,286)

NET LOSS	$(1,780,558)	$(999,118)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.08)

BASIC DILUTED AND WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	24,398,765	12,493,760

SUNVALLEY SOLAR, INC.
Consolidated Statement of Stockholders' Equity

			Class B Convertible				Additional
	Class A Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	1,000,000	$1,000	2,000,000	$2,000	4,357,894	$4,358	$5,115,857	$(3,449,834)	$1,673,381

Conversion of Class A convertible
preferred stock to common stock	(880,000)	(880)	-	-	44,000	44	836	-	-

Conversion of Class B convertible
preferred stock to common stock	-	-	(1,945,500)	(1,946)	19,455,500	19,456	(17,510)	-	-

Issuance of Class B convertible preferred
stock in business combination	-	-	75,500	76	-	-	75,424	-	75,500

Vesting of Class B convertible
preferred stock issued for services	-	-	-	-	-	-	1,117,809	-	1,117,809

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(999,118)	(999,118)

Balance at December 31, 2016	120,000	$120	130,000	$130	23,857,394	$23,858	$6,292,416	$(4,448,952)	$1,867,572

Conversion of Class A convertible
preferred stock to common stock	(120,000)	(120)	-	-	6,000	6	114	-	-

Conversion of Class B convertible
preferred stock to common stock	-	-	(70,000)	(70)	700,000	700	(630)	-	-

Issuance of class A for services	500,000	500	-	-	-	-	1,125	-	1,625

Issuance of class B for services	-	-	30,000	30	-	-	19,470	-	19,500

Vesting of Class B common stock compensation	-	-	-	-	-	-	51,813	-	51,813

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	(1,780,558)	(1,780,558)

Balance at December 31, 2017	500,000	$500	90,000	$90	24,563,394	$24,564	$6,364,308	$(6,229,510)	$159,952
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2017	2016
OPERATING ACTIVITIES:
Net Loss	$(1,780,558)	$(999,118)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	149,129	96,831
Preferred stock issued for services	21,125	1,117,812
Common stock issued for services	51,813	-
Loss on disposal of equipment	-	415
Gain on write-down of contingent consideration	-	(104,000)
Impairment of intangible assets and goodwill	633,455	-
Amortization of debt discounts	4,029	10,485
Changes in operating assets and liabilities:
Accounts and notes receivable	1,473,585	183,526
Inventory	(276,071)	44,555
Prepaid expenses and other assets	(20,321)	(62,171)
Other assets	(650)	3,887
Costs in excess of billings on uncompleted contracts	28,655	20,445
Accounts payable and accrued expenses	(1,581,001)	(175,721)
Accrued warranty expenses	28,985	(7,504)
Customer deposits	302,704	(62,258)
Legal settlement payable	339,249	-
Net Cash Provided by (Used in) Operating Activities	(625,812)	418,623

INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	595
Purchases of property and equipment	(60,709)	(36,718)
Cash acquired in business combination	-	23,711
Net Cash Provided By Investing Activities	(60,709)	(12,412)

FINANCING ACTIVITIES:
Proceeds from long term debt	-	150,000
Repayments of long term debt	(85,210)	(198,091)
Repayment of capital lease	-	(3,537)
Net Cash (Used in) Financing Activities	(85,210)	(51,628)

NET CHANGE IN CASH	(771,731)	354,583
CASH AT BEGINNING OF YEAR	1,563,781	1,209,198
CASH AT END OF YEAR	$792,050	$1,563,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$4,770	$2,513
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and notes payable issued in business combination	$-	$1,020,063
Original issuance discounts on notes payable	$-	$14,514
Conversion of preferred A stock into common stock	$120	$-
Conversion of preferred B stock into common stock	$700	$-
Transfer of account receivable to note receivable	$165,333	$-
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

Description of Business

The Company markets, sells, designs, and installs solar panels and LED lights for residential and commercial customers. The Company’s primary market is in the state of California, however the Company may sell anywhere in the United States.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations through December 31, 2017 and has a working capital deficit of ($119,059) and an accumulated deficit of $6,229,510 as of December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Segments

The Company operates in one segment and therefore segment information is not presented.

Principles of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses related to this concentration of risk. As of December 31, 2017 and 2016, the Company had $199,723 and $1,425,746, respectively, in cash in bank deposits that exceeded the $250,000 federally insured limits.

Accounts Receivable

The Company’s trade accounts receivable consist primarily of accounts due from wholesale customers, and accounts due from installation customers, with the most significant amounts arising from installation contracts. Trade receivables are due within 30 days on wholesale contracts, while receivables on installation contracts are due in installments over terms ranging from five to seven years. The Company performs periodic credit evaluations of its customers’ respective financial conditions and does not require collateral. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivables balance will not be collected. The Company’s accounts receivable consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Current portion	$1,397,537	$2,680,174
Long-term portion	64,645	438,330
Allowance for doubtful accounts	(80,461)	(102,795)
Total accounts receivable, net	$1,381,721	$3,015,709

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

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in

Circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Based on this analysis, the Company believes that no impairment of the carrying value on its long-lived assets existed at December 31, 2016. During 2017, pursuant to ASC 350, the Company has performed it’s annual analysis of impairment of goodwill.

Intangible Assets

Intangible assets are stated at cost and are amortized on a straight line basis, at the following rates:

Classification	Useful life
Customer list	5 years
Assembled workforce	5 years

The Company recorded $415,379 of impairment to intangible assets at the years end December 31, 2017 and no impairment in the year end December 31, 2016. The Company evaluated the profitability of its recently acquired subsidiary, Sunvalley Solar Energy, Inc. (Formerly Rayco, Inc.) and determined that Sunvalley Solar Energy, Inc. has incurred significant losses during the calendar years 2016 and 2017. the company has also analyzed expected future operations of Sunvalley Solar Energy, Inc. and determined that profitability is uncertain for approximately two more years. Accordingly, management has concluded that the intangible and goodwill asset should be fully impaired as of December 31, 2017.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of December 31, 2017, is attributable to the purchase of Rayco Energy, Inc. The Company does not amortize goodwill.

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

The Company performs an impairment assessment of goodwill annually as of December 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company recorded $218,076 of impairment to goodwill at the year end December 31, 2017 and no impairment to goodwill in the year end December 31, 2016. The Company evaluated the profitability of its recently acquired subsidiary, Sunvalley Solar Energy, Inc. (Formerly Rayco, Inc.) and determined that Sunvalley Solar Energy, Inc. has incurred significant losses during the calendar years 2016 and 2017. the company has also analyzed expected future operations of Sunvalley Solar Energy, Inc. and determined that profitability is uncertain for approximately two more years. Accordingly, management has concluded that the intangible and goodwill asset should be fully impaired as of December 31, 2017.

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

Product Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and l0 years, respectively. The Company will assist its customers in the event that the manufacturers’ warranty needs to be used to replace a defective solar panel or inverter. The Company provides for a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers’ warranty. Maintenance

Product Warranties (Continued)

services such as cleaning the solar panels and checking the systems are offered to customers twice a year without a separate service charge.

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management's best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company's accrued warranty provision was $192,106 and $163,121 at December 31, 2017 and 2016, respectively.

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

Rayco’s revenue consists of solar and LED installation projects, both to commercial and residential customers. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of the actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

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

As of December 31, 2017 and December 31, 2016, the Company has capitalized $9,135 and $37,790 of costs incurred in relation to installation projects.

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to $44,081 and $36,655 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to $-0- and $-0- for the years ended December 31, 2017 and 2016, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net earnings by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic earnings (loss) per share are equal to diluted earnings (loss) per share due to the impact of additional common shares that could be issued upon conversion of issued and outstanding convertible preferred stock would be anti-dilutive. Dilutive instruments include 25,000 shares to be issued upon conversion of Series A Convertible Preferred Stock and 900,000 shares to be issued upon conversion of Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 925,000 such potentially anti-dilutive shares excluded as of December 31, 2017 as their effect would have been antidilutive.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements. ASC 606 consideration.

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

Consideration paid:

Liabilities assumed

$

840,563

Contingent liability issued

104,000

Preferred stock issued

  75,500

Total

$        1,020,063

Consideration received:

Cash

$

23,711

Accounts receivable

           104,794

Inventories

36,670

Other current assets

  3,350

Property and equipment, net

18,462

Identified intangible assets

(customer list and assembled workforce)

           615,000

Goodwill

           218,076

Total

$      1,020,063

The company added a wholly-owned subsidiary named Sunvalley Solar Service, Inc. during 2016 which business is mainly for solar system maintenance and services. No business activities were incurred for this company as of December 31, 2017.

NOTE 4 – RESTRICTED CASH

In order to comply with the State of California's licensing requirement or contract bonds as of December 31, 2017 and 2016 the Company maintains a certificate of deposit in the amount of $37,500 and $37,500, respectively, with a financial institution.

NOTE 5 – INVENTORY

The Company’s inventory consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Raw materials	$-	$-
Work in progress	-	-
Finished goods, net	371,532	95,461
Total inventory	$371,532	$95,461

The Company’s reserve for excess and obsolete inventory amounted to $10,253 and $-0- as of December 31, 2017 and 2016.

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

As of December 31, 2017 and December 31, 2016, the Company has capitalized $9,135 and $37,790 of costs incurred in relation to installation projects.

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computer and equipment	$91,300	$91,300
Furniture	21,171	21,171
Software	22,368	22,368
Vehicles	179,550	118,840
Total property and equipment	314,389	253,679
Less: accumulated depreciation	(217,900)	(190,928)
Property and equipment, net	$96,489	$62,751

Depreciation expense for the years ended December 31, 2017 and 2016 was $20,306 and $15,200, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer list and assembled workforce) recorded in connection with the business combination with Rayco Energy, Inc. The following table presents the detail of intangible assets for the periods presented:

	December 31, 2017	December 31, 2016
Identified intangible assets	$615,500	$615,000
Goodwill	218,076	218,076
Accumulated amortization	(100,122)	(77,464)
Impairment	(633,454)	-
Total intangible assets and goodwill	-	755,612

Weighted average remaining life	-	4.37

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $122,157 and $77,464 for the years ended December 31, 2017 and 2016, respectively. The impairment of goodwill of $218,078 was charged to income for the year ended December 31, 2017. See Footnote 2 for details about long-lived assets and goodwill sections.

NOTE 9 – ADVANCES FROM CONTRACTORS

On August 14, 2012 the Company entered into a funding agreement with a contractor to receive funding to complete various projects. During the year ended December 31, 2012, the Company received advances under said funding agreement of $247,175. The advances bear no interest and are due on demand. The outstanding balance of the advances at December 31, 2017 and 2016 was $103,389 and $103,389, respectively.

NOTE 10 – NOTES PAYABLE

Notes payable outstanding as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Notes payable (1)
Current portion	$-	$-
Long-term portion	-	81,181
Total notes payable	$-	$81,181

(1) Arrangement with a bank having a maximum borrowing of $100,000; is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's variable index rate (currently 6.07 percent as of December 31, 2016). The remaining loan balance of $76,266 was paid off in full on August 15, 2016 through the execution of a new note payable under the same terms with a face value of $150,000 and an original issuance discount of $14,514 which matures on May 25, 2017. As of December 31, 2017, the principal remaining on the note is $0 with a remaining discount of $0. Interest expenses amounted to $4,770 and $22,138 for the years ended December 31, 2017 and 2016, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common shares for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of December 31, 2017 and December 31, 2016, there were 500,000 and 120,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

During the year ended December 31, 2016, holders of Class A Convertible Preferred stock elected to convert 880,000 shares into 44,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 500,000 shares of Series A Preferred Stock, 30,000 shares of Series B preferred Stock, and 700,000 shares of common stock to various individuals for services provided.

On February 24, 2017, the Company issued 500,000 shares of Series A Preferred Stock, to an officer for service valued at $1,625, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of December 31, 2017 and December 31, 2016, there were 90,000 shares and 130,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

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

On February 24, 2017 the Company issued 30,000 shares of Series B preferred Stock, to an individual for service valued at $19,500, the value of which was based on the trading price of the common stock into which each share of preferred stock is convertible.

Common Stock

No shares of common stock were issued during the year ended December 31, 2016, other than the shares issued in the preferred stock conversions noted above.

On February 24, 2017, the Company issued 700,000 shares of common stock to employees for services provided. The shares were valued at $61,600, which was based on the trading price of the Company’s common stock on the date of issuance. The shares vest one year from the issuance date if the recipients remain employed by the Company during the entire year. For the twelve months ended December 31, 2017, the Company recognized $51,813 of compensation expense related to the issuance of the shares, leaving a remaining amount to be expensed of $9,280

Compensation expense of $51,813 and $1,117,812 was recorded during the years ended December 31, 2017 and 2016, respectively.

NOTE 12 – INCOME TAXES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s net deferred tax assets consist of the following components:

	December 31, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carryforwards	$(1,791,997)	$(1,314,939)
Valuation allowance	1,791,997	1,314,939
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2017	December 31, 2016

Tax benefit at statutory rates	$(605,390)	$(339,700)
Change in valuation allowance	605,390	(339,700)
Net provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $1,791,997 as of December 31, 2017 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2017, 2016 and 2015 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 13 – CONCENTRATIONS OF RISK

Supplier Concentrations

The Company purchases solar panels from two major manufacturers during the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, these vendors accounted for approximately 41 percent and 59 percent, respectively, of total inventory purchases.

Customer Concentrations

For the years ended December 31, 2017 and 2016, two and four customers, respectively, represented more than 10 percent of the Company’s sales. This translates to approximately 74 and 93 percent of the Company's annual net revenues for the years ended December 31, 2017 and 2016.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2017, minimum annual commitments, which do not include common are maintenance charges or real estate taxes which are also required contractual obligation under our operating leases, under non-cancelable leases were as follows:

	Capital Leases	Operating Leases	Totals
2018	-	74,287	74,287
2019	-	34,672	34,672
2020	-	27,134	27,134
Total minimum lease payments	$-	$137,842	$137,842
Less: amount representing interest	-
Net minimum lease payments on capital leases	$-

Total rent expense amounted to $74,402 and $54,904 for the fiscal years ended December 31, 2017 and 2016, respectively.

Legal Proceedings

All Fortune Group, LLC Case

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

Sunvalley filed a complaint on February 21, 2014 against John Chiang for two causes of action which are breach of contract and common counts. The reliefs prayed by Sunvalley are monetary damages and interests including attorneys’ fees and costs of suits for no less than $26,504. Chiang filed an answer to complaint on March 31, 2014. This case was consolidated with Sunvalley v. All Fortune, et al., which was later consolidated with case All Fortune v. Sunvalley. Sunvalley v. John Chiang was dismissed on December 18, 2015 due to dismissal of leading case All Fortune v. Sunvalley.

CEEG Case

The Company filed a lawsuit against China Electric Equipment Group Corporation (CEEG) on January 17, 2013 for breach of contract, intentional and negligent misrepresentation and violation of California business & professions code. The Company requested CEEG to compensate the damages and economic losses in the amount of no less than $2,000,000.

CEEG (Shanghai) Solar Science & Technology Co., LTD., (parent of CEEG), here collectively called as CEEG, filed a lawsuit in USA against the Company on September 18, 2015 to enforce the Foreign Arbitration Award issued by the Shanghai International Economic and Trade Arbitration Commission (SIETAC) in favor of CEEG and against the Company, on December 10, 2013.  CEEG requested damages of $1,000,000 representing the principal amount awarded to CEEG under the Arbitral Award in China plus interest, currency exchange loss and other professional fees in the amount approximately $450,000. On February 5, 2016, the Central District Court of California granted CEEG’s motion to confirm the Foreign Arbitration Award against Sunvalley. Although Sunvalley appealed this ruling, the appeal was unsuccessful and CEEG’s arbitration award was affirmed on appeal. On May 10, 2017, the United States Court of Appeals for the Ninth Circuit affirmed CEEG’s arbitration award and closed Sunvalley’s appeal case against CEEG. Therefore, Sunvalley recorded the legal settlement expense of $334,527 and accrued liability of $334,527 related to the CEEG case in 2017.

Baoding Tianwei Case

The Company filed a contractual dispute case against one of its suppliers, Baoding Tianwei Solarfilms So. Ltd on September 20, 2013 for causes of action which are breach of contract, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose and negligence. The reliefs prayed by Sunvalley are monetary damages and interests including punitive damages, costs of suits, as well as other and further relief court deems just and proper. The damage sought is no less than $8 million dollars. Baoding Tianwei Baobian Electric Co. is added in as a codefendant and is undergoing Hague Convention service. On March 9, 2017, Sunvalley Solar voluntarily dismissed the complaint against Baoding Tianwei Baobian Electric Co., Ltd. Sunvalley has been preparing the default judgement package against Boading Tianwei Solarfilms So. Ltd. The package will be submitted with the court on or before April 20, 2017. On September 7, 2017, the Court ordered Baoding Tianwei to pay Sunvalley a total amount of $4,864,722, including damages of $4,859,567 and other costs of $5,155, as a result of the defendant’s default. Sunvalley wrote off the outstanding accounts payable of $706,780 owed to Baoding Tianwei, and recorded the same amount as a gain on settlement of litigation on September 7, 2017.

Irvine Florist Case

Sunvalley Solar Inc. filed a lawsuit against Irvine Florist, Ltd., on February 20, 2014; a default judgment was entered, in favor of Sunvalley and against Irvine Florist, Ltd., a suspended California Corporation for a total amount of $100,450. No such legal settlement award was recorded in Sunvalley’s book as of December 31, 2017 due to the unlikeness of collection of such payment from a suspended corporation.

Our agent for service of process in Nevada is Joe Laxague, Esq., 1 East Liberty, Suite 600, Reno, NV 89501.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2017.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name

 Age

Office(s) held

Zhijian James Zhang

50

President, CEO, Director

Mandy Chung

49

Chief Financial Officer, Secretary, Treasurer

Shirley Liao

48

Director of Administration

William Hsien

41

Director; CEO of Sunvalley Solar Tech, Inc.

Xuezhe Zheng

48

Director

Mehmet Cercioglu

35

General Manager, Sunvalley Solar Tech, Inc.

Ricky Chu

36

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

Ms. Chung graduated from Texas A&M University (College Station) with a Master’s degree in Finance and a Bachelor’s degree in Accounting. Ms. Chung has over 15 years of public accounting experience in providing auditing, accounting, business consulting and tax services to a wide range of industries. She has extensive experience in performing reviews and audits for various organizations, including publicly reporting companies. In addition, Ms. Chung helped the former founder of Dietrich Coffee to prepare a ten-year business and financial plan to establish a new series of coffee stores. Ms. Chung also conducted various incurred costs audits for MGM Mirage, Los Angeles County Metropolitan Transportation Authority and Caltrans. On a daily basis, Ms. Chung is responsible for the accounting operations and record keeping of Sunvalley Solar Inc.  Her duties include customer deposits and check payments recording, accounts receivable, accounts payable and inventory recording, customers’ credit evaluation, employees hiring and termination issues, sales tax filing, payroll tax filing, monthly bank reconciliation, preparing financial statements, performing preparation for annual audit, quarterly review and income tax return filing. Approximately 50% of Ms. Chung’s time is used to perform her job as the CFO of Sunvalley Solar Inc.

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

Mehmet Cercioglu – Mr. Cercioglu currently serves as General Manager of Sunvalley Solar Tech Inc. Mehmet is a proven expert in the solar industry with experience working on some of the largest Commercial and Ag projects in California. His core skills include solar PV project development, project finance, Net Energy Metering Aggregation, system design, interconnection, utility policies and market strategies.

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

Xuezhe Zheng received a Ph.D. degree in optical instruments from Tsinghua University. He is currently a Director of Advanced Photonics at Wave-2-Wave, and an Advisory Board Member of Axalume Inc. He worked for Oracle formerly as a Photonics Director, Sun Microsystems as a Senior Staff Engineer and Calient Networks Incorporated as a manager of optical engineering. Dr. Zheng is a well-recognized expert in Optic components, Opto-electronic integration, Silicon photonics and solar technology. Dr. Zheng is a Senior Member of IEEE and a Fellow of the Optical Society of America (OSA). He has authored or coauthored more than 200 papers in technical journals and conferences and holds 97 U.S. patents.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

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

Code of Ethics

As of December 31, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang, President, CEO, and Director	2017 2016	120,319 117,600	22,615 -0-	1,625 698,630	-0- -0-	-0- -0-	-0- -0-	-0- -0-	144,559 816,230
Mandy Chung, CFO, Secretary, and Treasurer	2017 2016	55,257 54,000	8,308 -0-	8,970 39,123	-0- -0-	-0- -0-	-0- -0-	-0- -0-	72,535 93,123
Hangbo (Henry) Yu, former Director	2017 2016	219,769 108,000	6,462 -0-	14,948 181,644	-0- -0-	-0- -0-	-0- -0-	-0- -0-	241,179 289,644
William Hsien, CEO and Director of Sunvalley Solar Tech, Inc.	2017 2016	122,612 120,000	23,077 -0-	11,211 39,123	-0- -0-	-0- -0-	-0- -0-	-0- -0-	156,900 159,123
Shirley Liao, Director of Administration	2017 2016	77,035 75,000	11,538 -0-	4,484 39,123	-0- -0-	-0- -0-	-0- -0-	-0- -0-	93,057 114,123
Mehmet Cercioglu, General Manager, Sunvalley Solar Tech, Inc.	2017 2016	215,110 96,000	18,462 -0-	7,474 30,740	-0- -0-	-0- -0-	-0- -0-	-0- -0-	241,046 126,760
Ricky Chu, General Manager, Sunvalley Solar Energy, Inc.	2017 2016	69,326 44,000	-0- 7,093	5,233 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	74,559 51,093

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

On April 6, 2018 we issued shares of common and preferred stock to certain executive officers as additional compensation as follows:

Executive Officer Name	Share Class	Number of Shares	Vesting period
Zhijian (James) Zhang	Class A Preferred	500,000	No Restricted Period
Hangbo (Henry) Yu	Common	200,000	One Year
Waiman Mandy Chung	Common	120,000	One Year
Shirley Liao	Common	60,000	One Year
William Hsien	Common	150,000	One Year
Ricky Chu	Common	70,000	One Year
Mehmet Cercioglu	Common	100,000	One Year

During the one-year vesting period, the common stock awarded may not be sold, transferred, or encumbered, and is subject to forfeiture in the event the executive terminates their relationship with the company.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Zhijian (James) Zhang, President, CEO, and Director	-	-	-	-	-	-	-	-	-
Mandy Chung, CFO, Secretary, and Treasurer	-	-	-	-	-	120,000	10,560	-	-
Hangbo (Henry) Yu, former officer	-	-	-	-	-	200,000	17,600	-	-
William Hsien, CEO, Sunvalley Solar Tech, Inc.	-	-	-	-	-	150,000	13,200	-	-
Shirley Liao, Director of Administration	-	-	-	-	-	60,000	5,280	-	-
Mehmet Cercioglu, General Manager, Sunvalley Solar Tech, Inc.	-	-	-	-	-	100,000	8,800	-	-
Ricky Chu, General Manager, Sunvalley Solar Energy, Inc.	-	-	-	-	-	70,000	6,160	-	-

Xuezhe Zheng, director	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhijian (James) Zhang	-	-	-	-	-	-	-
Hangbo (Henry) Yu, former director	-	-	-	-	-	-	-
Xuezhe Zheng	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We provided compensation to directors for their service as directors listed as above in 2017.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Percentage figures for beneficial ownership of common stock are based upon: (i) 25,263,176 shares of common stock outstanding; (ii) 500,000 shares of Class A Convertible Preferred Stock outstanding, which are convertible to a total of 25,000 shares of common stock; and (iii) 90,000 shares of Series B Convertible Preferred Stock outstanding, which are convertible to 900,000 shares of common stock.  Total common stock on a fully diluted basis is therefore 26,188,176 shares.  Percentage figures for voting power of common stock are based upon: (i) 25,263,176 shares of common stock outstanding with one vote per share; (ii) 500,000 shares of Class A Convertible Preferred Stock outstanding, with 100 votes per share; and (iii) 90,000 shares of Series B Convertible Preferred Stock outstanding, with 10 votes per share.  Total shareholder voting power is therefore 76,163,176 votes.

Common Stock
Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of beneficial ownership	Percent of voting power
Current Executive Officers & Directors:
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	12,323,507(2)	47.06%	82.55%
Shirley Liao 3309 S Gauntlet Dr. West Covina, CA 91792	764,398	2.92%	1.01%
Mandy Chung 1059 Moreno Way Placentia, CA 92870	862,960	3.30%	1.14%
William Hsien 2430 Hawkwood Dr. Chino Hills, CA 91709	853,500	3.26%	1.13%
Mehmet Cercioglu 606 N. Daisy Ave. Pasadena, CA 91107	653,500	2.50%	0.87%
Ricky Chu 1280 Carmel Terrace Los Altos, CA 94024	725,000	2.77%	0.96%
Xuezhe Zheng 12442 Dormouse RD. San Diego, CA 92129	0	0%	0%
Total of All Current Directors and Officers:	16,182,865	61.81%	87.66%
Other > 5% Beneficial Owners:
Hang Bo Yu & Shirley Xiaowei Liao 18529 Nottingham Lane Rowland Heights, CA 91748	3,022,000	11.58%	4.00%

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

(2)	Includes 12,298,507 shares of common stock and 500,000 shares of Class A Convertible Preferred Stock, which are convertible into 25,000 shares of common stock and vote 100:1.
Class A Convertible Preferred Stock
Name and address of beneficial owner	Amount of beneficial ownership	Percent of beneficial ownership
Zhijian (James) Zhang 12161 Salix Way San Diego CA 92129	500,000	100%
Total of All Current Directors and Officers:	500,000	100%
Other > 5% Beneficial Owners:
None

Class B Convertible Preferred Stock
Name and address of beneficial owner	Amount of beneficial ownership	Percent of beneficial ownership
Total of All Current Directors and Officers:	90,000	100.00%
Other > 5% Beneficial Owners:
Gordon Jones 1393 N. Bennett Cir. Farmington, UT 84025	30,000	33.33%
Fang Xu 11239 Vandeman Way San Diego, CA 92131	60,000	66.67%

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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Xuezhe Zheng is an independent director.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, Sadler, Gibb & Associates, LLC, in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2017	$47,500	$-0-	$-0-	$-0-
December 31, 2016	$85,900	$-0-	$-0-	$-0-

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
10.4
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
(5) (6) (7)

Incorporated by reference to Current Report on Form 8-K filed July 24, 2015

Incorporated by reference to Quarterly Report on Form 10-Q filed May 23, 2016.

Incorporated by reference to Current Report on Form 8-K filed October 3, 2017

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
 April 6, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Zhijiang (James) Zhang
  Zhijiang (James) Zhang
 President, Chief Executive Officer,
 and Director
 April 6, 2018

By:  /s/ Mandy Chung
  Mandy Chung
 Chief Financial Officer, Principal Accounting

  Officer, Secretary, and Treasurer
 April 6, 2018

By:  /s/ Xuezhe Zheng

  Xuezhe Zheng

  Director
 April 6, 2018