Form 10-Q
period 2018-03-31
SUNVALLEY SOLAR, INC.
filed 2018-05-15
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

[ ] Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,263,176 common shares as of May 14, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

PART I - FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2018	2017
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$635,113	$792,050
Restricted cash	37,500	37,500
Current portion of Accounts receivable, net	281,600	1,337,076
Current portion of notes receivable	33,221	30,395
Inventory	455,434	371,532
Contract assets	92,024	9,135
Prepaid expenses and other current assets	137,744	96,679

Total current assets	1,672,636	2,674,367

PROPERTY AND EQUIPMENT, NET	88,749	96,489

OTHER ASSETS
Long-term accounts receivable, net of current portion	40,261	44,645
Notes receivable, net of current portion	122,175	130,008
Other assets	7,870	7,870

Total other assets	170,306	182,523

TOTAL ASSETS	$1,931,691	$2,953,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,687,626	$1,842,523
Customer deposits	277,945	316,160
Accrued warranty	164,138	192,106
Advances from contractors	103,389	103,389
Legal settlement payable	-	339,249

Total current liabilities	2,233,098	2,793,427

STOCKHOLDERS' EQUITY (DEFICIT)

Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 500,000 and 500,000 shares
issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	500	500
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 90,000 and 90,000 shares
issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	90	90
Common stock, $0.001 par value, 150,000,000 shares
authorized, 25,263,176 and 24,563,176 shares issued and outstanding
as of March 31, 2018 and December 31, 2017, respectively	25,264	24,564
Additional paid-in capital	6,373,398	6,364,308
Accumulated deficit	(6,700,659)	(6,229,510)

Total Stockholders' Equity (Deficit)	(301,407)	159,952

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,931,691	$2,953,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	$196,760	$295,109
COST OF SALES	152,088	263,597

GROSS PROFIT	44,672	31,512

OPERATING EXPENSES
General and administrative	511,997	750,373

Total Operating Expenses	511,997	750,373

INCOME (LOSS) FROM OPERATIONS	(467,325)	(718,861)

OTHER INCOME (EXPENSES)
Other income	(3,824)	(2,076)
Interest expense	-	(3,259)

Total other income (expenses)	(3,824)	(5,335)

INCOME (LOSS) BEFORE TAXES	(471,149)	(724,196)

NET LOSS	$(471,149)	$(724,196)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	$24,843,176	$23,896,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(471,149)	$(724,196)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	7,739	35,667
Preferred stock issued for services	9,790	26,527
Debt discount	-	3,407
Changes in operating assets and liabilities:
Accounts receivable	891,109	1,098,148
Inventory	(83,902)	(18,886)
Prepaid expenses	(41,065)	(3,035)
Contract assets	(82,889)	(317,956)
Other assets	-	(128,686)
Accounts payable and accrued expenses	(328,004)	(739,759)
Accrued warranty expense	(27,968)	(126,229)
Customer deposits	(38,215)	(275)

Net Cash Provided by (Used in) Operating Activities	(164,554)	(895,273)

INVESTING ACTIVITIES:
Purchase of equipment	-	(16,500)
Proceeds from notes receivable	7,617	-

Net Cash Used in Investing Activities	7,617	(16,500)

FINANCING ACTIVITIES:
Repayments of long term debt	-	(52,307)

Net Cash Provided by (Used in) Financing Activities	-	(52,307)

NET CHANGE IN CASH	(156,937)	(964,080)
CASH AT BEGINNING OF PERIOD	792,050	1,563,781

CASH AT END OF PERIOD	$635,113	$599,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$3,259
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2018 and December 31, 2017

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of Sunvalley and its subsidiary, Sunvalley Solar Energy, Inc. (formerly known as Rayco Energy, Inc).  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

The Company has adopted ASC 606 as discussed in the revenue recognition policy below. Management has considered all recent accounting pronouncements issued since the last audit of the financial statements. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), to update the financial reporting requirements for revenue recognition. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for us beginning on January 1, 2018. The

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2018 and December 31, 2017

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s inventory consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	455,434-	371,532
TOTAL	$455,434	$371,532

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 25,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 900,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 925,000 such potentially anti-dilutive shares excluded as of March 31, 2018.

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

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended March 31, 2018 and there was no impairment recorded as of March 31, 2018. The Company reported $218,076 of impairment to goodwill at the year ended December 31, 2017.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Risk

Cash and cash equivalents are maintained with banks insured by the FDIC.  Currently none of the cash held by banks exceeds the insured value.

Advertising Costs

Advertising costs are expensed as incurred.  There were $13,608 and $13,081 of advertising costs for the periods ended March 31, 2018 and 2017, respectively.

Revenue Recognition

In preparation for adoption of the ASC 606 standard, we have implemented internal controls and completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in ASC 606, which are as follows: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations; and (5) Recognize revenue when (or as) performance obligations are satisfied.

Our reported revenue will not be affected materially in any period due to the adoption of ASC 606 because: (1) we expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified; (2) we have determined the transaction price to be consistent; and (3) we record revenue at the same point in time, upon shipment or delivery under ASC 606, as applicable under the terms of the contract with the customer. Additionally, we do not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of ASC 606.

Contract Assets

Contract assets represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

The Company is currently involved in certain major short-term solar panel installation projects.  The Company is accounting for revenue and expenses associated with these contracts in accordance with ASC 606 effectively January 1, 2018.  Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of the actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it

SUNVALLEY SOLAR, INC.

 Notes to Condensed Consolidated Financial Statements

March 31, 2018 and December 31, 2017

to be the best available measure of progress on these contracts.  Revenues from cost-plus fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

As of March 31, 2018, and December 31, 2017, the Company has capitalized $92,024 and $9,135 of costs incurred in relation to installation projects.

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three month period ended March 31, 2018.

NOTE 4 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of March 31, 2018, and December 31, 2017, there were 500,000 and 500,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

 Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of March 31, 2018, and December 31, 2017, there were 90,000 shares and 90,000 shares respectively and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

NOTE 5 – COMMON STOCK

On February 24, 2017, the Company issued 700,000 shares of common stock to employees for services provided. The shares were valued at $61,600, which was based on the trading price of the Company’s common stock on the date of issuance. The shares vest one year from the issuance date if the recipients remain employed by the Company during the entire year. The 700,000 shares were fully vested as of February 24, 2018, and have been issued as common stock in the 1st quarter. For the three months ended March 31, 2018 and 2017, the Company recognized $9,790 and $5,401 of compensation expense related to the issuance of the shares, leaving a remaining amount to be expensed of $0 as of March 31, 2018.

NOTE 6 – SUBSEQUENT EVENTS

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

We are working to develop as an end-to-end solar energy solution provider by providing system solution, post-sale service, customer technical support, solar system design and field installation.  We conduct our operations through our wholly-owned subsidiaries, Sunvalley Solar Tech, Inc., and Rayco Energy, Inc. (“Rayco”), a northern California company specializing in providing cost-saving and efficient energy solutions, including LED lighting, Solar Thermal and Solar Electricity, to local communities and business units.

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

Results of Operations for the three months ended March 31, 2018 and March 31, 2017

During the three months ended March 31, 2018, we generated revenues of $196,760 and incurred costs of sales of $152,088, resulting in gross profit of $44,672. We incurred general and administrative expenses of $511,997 and other expense of $3,824. Our net income for the quarter ended March 31, 2018 was $471,149.

By comparison, during the quarter ended March 31, 2017, we generated revenues of $295,109 and incurred costs of sales of $263,597 resulting in gross profit of $31,512. We incurred general and administrative expenses of $750,373, interest expense of $3,259, and other expense of $2,076. Our net loss for the quarter ended March 31, 2017 was $724,196.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets in the amount of $1,672,636 consisting of cash and cash equivalents in the amount of $635,133, inventory of $435,434, the current portion of accounts receivable of $281,600, prepaid expenses and other current assets of $137,744, contract assets of 92,024, restricted cash of $37,500, and current portion of notes receivable in the amount of $33,221.

As of March 31, 2018, we had current liabilities in the amount of $2,233,098. These consisted of accounts payable and accrued expenses in the amount of $1,687,626, customer deposits of $277,945, accrued warranty of $164,138, and advances from contractors of $103,389. Our working capital deficit as of March 31, 2018 was therefore $560,462. During the three months ended March 31, 2018, our operating activities used a net $164,554 in cash.  Investing activities provided $7,617 in cash during the period.

Our accounts payable and accrued expenses as of March 31, 2018 consisted of the following:

Accounts Payable	$1,060,962
Credit Card payable	125,851
Contingent liability	334,528
Other accrued expense	4,721
Payroll liabilities	160,090
Sales tax payable	1,474
Total	$1,687,626

 As of March 31, 2018, we had no long term liabilities.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $6,700,659 as of March 31, 2018. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Please refer to our Annual Report on Form 10-K filed April 6, 2018 for information regarding our pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.
Date:	May 15, 2018

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	May 15, 2018
By: /s/ Mandy Chung Mandy Chung Title: Chief Financial Officer