Form 10-Q
period 2018-06-30
SUNVALLEY SOLAR, INC.
filed 2018-08-14
CIK 1434477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,263,176 common shares as of August 13, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

PART I - FINANCIAL INFORMATION

Item 1.

     Condensed Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2018	2017
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$423,678	$792,050
Restricted cash	47,500	37,500
Current portion of accounts receivable, net	198,210	1,337,076
Current portion of notes receivable, current	33,614	30,395
Inventory	219,207	371,532
Contract assets	126,983	9,135
Prepaid expenses and other current assets	157,804	96,679
Total current assets	1,206,996	2,674,367

PROPERTY AND EQUIPMENT, NET	80,870	96,489

OTHER ASSETS
Long-term accounts receivable, net of current portion	59,064	44,645
Notes receivable, net of current portion	118,032	130,008
Other assets	7,870	7,870
Total other assets	184,966	182,523
TOTAL ASSETS	$1,472,832	$2,953,379

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,384,287	$1,842,523
Customer deposits	183,080	316,160
Accrued warranty	152,499	192,106
Advances from contractors	103,389	103,389
Legal settlement payable and other current liability	334,528	339,249
Total current liabilities	2,157,783	2,793,427
TOTAL LIABILITIES	2,157,783	2,793,427
STOCKHOLDERS' EQUITY (DEFICIT)
Class A convertible preferred stock, $0.001 par value,
1,000,000 shares authorized, 500,000 and 500,000 shares
issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	500	500
Class B convertible preferred stock, $0.001 par value,
2,000,000 shares authorized, 90,000 and 90,000 shares
issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	90	90
Common stock, $0.001 par value, 150,000,000 shares
authorized, 25,263,176 and 24,563,176 shares issued and outstanding
as of June 30, 2018 and December 31, 2017, respectively	25,264	24,564
Additional paid-in capital	6,373,398	6,364,308
Accumulated deficit	(7,084,203)	(6,229,510)
Total Stockholders' Equity (Deficit)	(684,951)	159,952
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,472,832	$2,953,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$710,522	$3,300,131	$907,282	$3,595,240
COST OF SALES	561,999	2,538,565	714,087	2,802,162

GROSS PROFIT	148,523	761,566	193,195	793,078

OPERATING EXPENSES
General and administrative	534,704	929,115	1,046,701	1,679,488

Total Operating Expenses	534,704	929,115	1,046,701	1,679,488

LOSS FROM OPERATIONS	(386,181)	(167,549)	(853,506)	(886,410)

OTHER INCOME (EXPENSES)
Other income	8,427	(1,315)	4,603	(3,391)
Interest expense	(5,790)	(1,001)	(5,790)	(4,260)

Total other income (expenses)	2,637	(2,316)	(1,187)	(7,651)

LOSS BEFORE TAXES	(383,544)	(169,865)	(854,693)	(894,061)

NET LOSS	$(383,544)	$(169,865)	$(854,693)	$(894,061)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.04)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	$25,263,176	$24,563,176	$25,054,336	$24,231,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(854,693)	$(894,061)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	15,618	76,008
Preferred stock issued for services	9,790	41,884
Changes in operating assets and liabilities:
Restricted cash	(10,000)	-
Accounts receivable	955,696	1,676,990
Inventory	152,325	(28,725)
Prepaid expenses	(61,125)	(6,095)
Notes Receivable	19,256	-
Contract assets	(117,848)	(836,071)
Other assets	-	2,622
Accounts payable and accrued expenses	(304,704)	(14,315)
Accrued warranty expense	(39,607)	(476,339)
Customer deposits	(133,080)	7,450

Net Cash Provided by (Used in) Operating Activities	(368,372)	(450,652)

INVESTING ACTIVITIES:
Purchase of equipment	-	(60,709)

Net Cash Used in Investing Activities	-	(60,709)

FINANCING ACTIVITIES:
Repayments of long term debt	-	(85,210)

Net Cash Provided by (Used in) Financing Activities	-	(85,210)

NET CHANGE IN CASH	(368,372)	(596,571)
CASH AT BEGINNING OF PERIOD	792,050	1,563,781

CASH AT END OF PERIOD	$423,678	$967,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$5,790	$4,260
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$-	$41,543
Conversion of preferred stock to common stock	$	$706

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  The Consolidated Financial Statements include the accounts of Sunvalley and its subsidiary, Sunvalley Solar Energy, Inc. (formerly known as Rayco Energy, Inc).  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

June 30, 2018

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

The Company’s inventory consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$-	$-
Work in Progress	-	-
Finished goods	219,207	371,532
TOTAL	$219,207	$371,532

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable stock options would be anti-dilutive. Dilutive instruments include 25,000 shares to be issued upon the conversion of the Series A Convertible Preferred Stock, and 900,000 shares to be issued upon the conversion of the Series B Convertible Preferred Stock. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 925,000 and 925,000 such potentially anti-dilutive shares excluded as of June 30, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of the collectability of customer accounts.  The Company periodically reviews the allowance by reviewing factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions which may affect a customer’s ability to pay. The allowances for doubtful accounts were $36,699 and $80,461 as of June 30, 2018 and December 31, 2017, respectively.

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

Goodwill and Intangible Assets

Goodwill is tested on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.  No impairment tests were performed during the periods ended June 30, 2018 and there was no impairment recorded as of June 30, 2018

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

Advertising costs are expensed as incurred.  There were $23,918 and $27,959 of advertising costs for the periods ended June 30, 2018 and 2017, respectively.

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

SUNVALLEY SOLAR, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts.  Revenues from cost-plus fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

As of June 30, 2018, and December 31, 2017, the Company has capitalized $126,983 and $9,135 of costs incurred in relation to installation projects.

Income Taxes

Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the bases of assets and liabilities and their reported amounts.  Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  No tax expense or benefit was recorded for the three month period ended June 30, 2018.

NOTE 4 – PREFERRED STOCK

The Company is authorized to issue up to 6,000,000 shares of $0.001 par value preferred stock; 1,000,000 shares of which are designated as Class A Convertible Preferred Stock, and 2,000,000 shares of which are designated as Class B Convertible Preferred Stock. The remaining 3,000,000 shares of preferred stock authorized remain undesignated.

Class A Convertible Preferred Stock

Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of the Company’s common stock on a 0.5 common share for 1 preferred share basis. The Class A Convertible Preferred shares were valued at the trading price of the common shares into which they are convertible. As of June 30, 2018 and December 31, 2017, there were 500,000 and 500,000 shares of Class A Convertible Preferred Stock issued and outstanding, respectively.

Class B Convertible Preferred Stock

The holders of the Class B Convertible Preferred Stock have no dividend rights, have the right to convert each Class B share into 10 post-split common shares and have the right to 10 votes per Class B Convertible Preferred share for all matters submitted to the holders of the Company’s common stock. As of June 30, 2018 and December 31, 2017, there were 90,000 shares and 90,000 shares respectively and 2,000,000 shares of Class B Convertible Preferred Stock issued and outstanding, respectively.

NOTE 5 – COMMON STOCK

On February 24, 2017, the Company issued 700,000 shares of common stock to employees for services provided. The shares were valued at $61,600, which was based on the trading price of the Company’s common stock on the date of issuance. The shares vest one year from the issuance date if the recipients remain employed by the Company during the entire year. For the six months ended June 30, 2018, the Company recognized $9,790 of compensation expense related to the issuance of the shares, leaving a remaining amount to be expensed of $0.

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

Results of Operations for the three and six months ended June 30, 2018 and June 30, 2017

During the three months ended June 30, 2018, we generated revenues of $710,522 and incurred costs of sales of $561,999, resulting in gross profit of $148,523. We incurred general and administrative expenses of $534,704, interest expense of $5,790, and other income of $8,427. Our net loss for the quarter ended June 30, 2018 was $383,544.

During the sixth months ended June 30, 2018, we generated revenues of $907,282 and incurred costs of sales of $714,087, resulting in gross profit of $193,195.  We incurred general and administrative expenses of $1,046,701, interest expense of $5,790, and other income of $4,603.  Our net loss for the six months ended June 30, 2018 was $854,693.

By comparison, during the three months ended June 30, 2017, we generated revenues of $3,300,131 and incurred costs of sales of $2,538,565, resulting in gross profit of $761,566. We incurred general and administrative expenses of $929,115, interest expense of $1,001, and other expense of $1,315. Our net loss for the quarter ended June 30, 2017 was $169,865.

During the sixth months ended June 30, 2017, we generated revenues of $3,595,240 and incurred costs of sales of $2,802,162, resulting in gross profit of $793,078.  We incurred general and administrative expenses of $1,679,488, interest expense of $4,260, and other expense of $3,391.  Our net loss for the six months ended June 30, 2017 was $894,061.

Our decrease in revenues of approximately $2.6 million and our decrease in related cost of goods sold of approximately $2 million during the second quarter of 2018, as compared to the same quarter last year, are mainly due to two major projects which were in the construction stage and incurred more costs and recognized more revenues in the second quarter of 2017, whereas our current major projects were in the permitting stage and incurred less costs and recognized less revenues in the second quarter of 2018. Similarly, our decrease in revenues of approximately $2.7 million and related cost of goods sold of approximately $2.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, are mainly due to two major projects which were in the construction stage and incurred more costs and recognized more revenues in the first half of 2017, whereas our current major projects were in the permitting stage and incurred less costs and recognized less revenues in the first half of 2018.

Our operating expenses were lower in second quarter of 2018 compared to the same quarter of 2017 in the amount of approximately $400,000, mainly due to: (i) salary and wages decreasing by approximately $73,000 in second quarter of 2018; (ii) insurance expense increasing approximately $25,000; (iii) bad debt expense increasing approximately of $16,000; (iv) professional expense increasing approximately $7,000, (v) the legal settlement expense of $334,527 related to the CEEG case was recorded in the second quarter of 2017 and not in 2018; and (vi) the reduction of amortization expense of approximately $30,000 for the second quarter of 2018.

Our operating expenses were lower for the six months ended June 30, 2018 compared to the same periods in 2017 in the amount of approximately $638,000, mainly due to: (i) salary and wages decreasing by approximately $182,000 in the first half of 2018; (ii) key employee and consultant’s compensation decreasing by approximately $32,000 as the result of our issuance of 2,000,000 shares of Class B Convertible Preferred Stock to certain officers, directors, and employees on July 23, 2015, which was being recognized over the vesting period of the grants, (iii) reduction of amortization expense of approximately $61,000 for the six months ended June 30, 2018; (iv)  the legal settlement expense of $334,527 related to the CEEG case was recorded in the first half of 2017 and not in 2018; and (v) the reduction of advertising expense of approximately of $21,000 for the six months ended 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had current assets in the amount of $1,206,996 consisting of cash and cash equivalents in the amount of $423,678, inventory of $219,207, the current portion of accounts receivable of $198,210, prepaid expenses and other current assets of $157,804, contract assets of $126,983, restricted cash of $47,500, and current portion of notes receivable in the amount of $33,614.

As of June 30, 2018, we had current liabilities in the amount of $2,157,783. These consisted of accounts payable and accrued expenses in the amount of $1,384,287, customer deposits of $183,080, accrued warranty of $152,499, advances from contractors of $103,389, and a legal settlement payable of $334,528. Our working capital deficit as of June 30, 2018 was therefore $950,787. During the six months ended June 30, 2018, our operating activities used a net $368,372 in cash.

Our accounts payable and accrued expenses as of June 30, 2018 consisted of the following:

Accounts Payable	$1,108,210
Credit Card payable	117,634
Contingent liability	-
Other accrued expense	40,102
Payroll liabilities	114,661
Sales tax payable	3,680
Total	$1,384,287

 As of June 30, 2018, we had no long term liabilities.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring net losses and had an accumulated deficit of $7,084,203 as of June 30, 2018. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Zhijian (James) Zhang and our Chief Financial Officer, Mandy Chung. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunvalley Solar, Inc.
Date:	August 14, 2018

By: /s/ Zhijian (James) Zhang Zhijian (James) Zhang Title: Chief Executive Officer and Director

Date:	August 14, 2018
By: /s/ Mandy Chung_ Mandy Chung Title: Chief Financial Officer